Form 10-K405
period 1997-12-31
EFC BANCORP INC
filed 1998-03-31
CIK 1047947

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended

                For the fiscal year ended December 31, 1997

                                     1-13605
                              Commission File Number

                                EFC BANCORP, INC.
            (Exact name of registrant as specified in its charter.)

          DELAWARE                                           36-4193304
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

             1695 Larkin Avenue, Elgin, Illinois 60123
          (Address of Principal Executive Offices) (Zip Code)

                            (847) 741-3900
         (Registrant's telephone number, including area code)

              Common Stock, par value $.01 per share
        Securities registered pursuant to Section 12(b) of the Act

                                None
        Securities registered pursuant to Section 12(g) of the Act

                      The American Stock Exchange
                 (Name of exchange on which registered)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ X ] No [ ]
(2) Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ X ]

As of March 25, 1998, the Company had no shares of Common Stock issued or outstanding.

                                     INDEX

                                                                  PAGE NO.
                                                                  --------
PART I
  Item 1.  Business..............................................     1
  Item 2.  Properties............................................    33
  Item 3.  Legal Proceedings.....................................    34
  Item 4.  Submission of Matters to a Vote of Security Holders...    34

PART II
  Item 5.  Market for the Company's Common Equity and Related
             Stockholder Matters.................................    34
  Item 6.  Selected Financial Data...............................    35
  Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................    36
  Item 7a. Quantitative and Qualitative Disclosures About Market
             Risk................................................    50
  Item 8.  Financial Statements and Supplementary Data...........    51
  Item 9.  Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.................    74

PART III
  Item 10. Directors and Executive Officers of the Registrant....    74
  Item 11. Executive Compensation................................    78
  Item 12. Security Ownership of Certain Beneficial Owners and
             Management..........................................    87
  Item 13. Certain Relationships and Related Transactions........    87

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K.........................................    88

SIGNATURES.......................................................    90

                                   PART I

ITEM 1. BUSINESS.

GENERAL

    EFC Bancorp, Inc. (also referred to as the "Company" or "Registrant"), was incorporated under Delaware law on October 10, 1997. The Registrant has been formed to acquire Elgin Financial Center, S.B. and subsidiaries, Elgin, Illinois, (the "Bank") as part of the Bank's conversion from a mutual to a stock form of organization (the "Conversion"). In connection with the Conversion, the Company intends to issue an aggregate of 7,491,434 shares of its common stock, par value $0.01 per share ("Common Stock") at a purchase price of $10 per share, of which 6,936,513 shares would be issued in a subscription offering and 554,921 shares would be issued to the Elgin Financial Foundation (the "Foundation"), a charitable foundation established by the Bank. The Company has applied for and has received conditional approval to become a savings and loan holding company and will be subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC"). As of December 31, 1997, the Company did not transact any material business or operations and had no assets or liabilities. Accordingly, the following discussion addresses the operations of the Bank and its subsidiaries. The Company expects that its acquisition of the Bank will occur on or before April 15, 1998, however there can be no assurance that it will be asked to acquire the Bank or that its proposed stock offering will be consummated.

    The Bank is a community-oriented savings institution which was originally organized in 1924 as a federally-chartered mutual savings and loan association. The Bank reorganized in the 1980s to become Elgin Federal Financial Center, a federally-chartered mutual savings association, and again on July 1, 1996 to become Elgin Financial Center, S.B., an Illinois state-chartered mutual savings bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its full-service branch offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans and, to a lesser extent, multi-family and commercial real estate loans, construction and land loans, commercial business loans, home equity loans, and automobile and passbook savings loans. The Bank originates all of its loans for investment. The Bank also invests primarily in government insured or guaranteed mortgage-backed securities and U.S. Government obligations. The Bank's revenues are derived principally from the interest on its mortgage, consumer and commercial business loans and securities and from servicing fees. The Bank's primary sources of funds are retail savings deposits and, to a lesser extent, advances from the Federal Home Loan Bank of Chicago (the "FHLB-Chicago"). On October 27, 1997, the Bank applied to the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner's Office of Banks and Real Estate for the State of Illinois ("Commissioner") for permission to convert from mutual to stock form. On March 26, 1998, the members of the Bank voted in favor of the Bank's conversion from mutual to stock form. On
Februray 10, 1998 the FDIC issued a conditional approval to the Bank to convert. On February 11, 1998, the Commissioner also approved the Bank's Application for Conversion.

MARKET AREA

    Headquartered in largely suburban Kane County, Illinois, the Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank currently operates four full-service banking facilities in Elgin and two full-service banking facilities in Algonquin and West Dundee, Illinois. The Bank also intends to expand its operations by constructing a new full-service branch facility in Huntley, Illinois which is expected to be operational in late 1998. The Bank's primary lending and deposit gathering area is concentrated around the areas where its full-service banking facilities are located which the Bank generally considers to be its primary market area.

    Elgin is located on U.S. Interstate 90 (the Northwest tollway) in the Fox River Valley approximately 38 miles northwest of downtown Chicago and 25 miles west of O'Hare International Airport. Interstate 90 provides easy access to the City of Chicago and is a major corridor of suburban growth for Chicago. As the Chicago suburbs have expanded into Kane County, western Cook County and southern McHenry County, Elgin has experienced a positive influx of new residents and employers. The economy in the Bank's primary market area has also historically benefitted from the presence of well-known companies such as Motorola, Inc., First Card, Panasonic, Sears, Roebuck & Co., Safety Kleen Corp. and Ameritech Corp. Other employment and economic activity is provided by a variety of wholesale and retail trade, hospitals and a riverboat gambling facility located on the Fox River in Elgin.

COMPETITION

    The Bank faces significant competition both in making loans and in attracting deposits. The State of Illinois has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. There are approximately 15 financial institutions with operations in Elgin and approximately 30 financial institutions with operations in the Bank's primary market area.

LENDING ACTIVITIES

    LOAN PORTFOLIO COMPOSITION. The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB"), legislative tax policies and governmental budgetary matters.

    The Bank's loan portfolio primarily consists of first mortgage loans secured by one- to four-family residences most of which are located in its primary market area and all of which are located in northern Illinois. At December 31, 1997, the Bank's gross loan portfolio totalled $248.3 million, of which $191.6 million were one- to four-family residential mortgage loans, or 77.2% of total loans. At such date, the remainder of the loan portfolio consisted of $19.8 million of multi-family loans, or 8.0% of total loans; $11.3 million of commercial real estate loans, or 4.5% of total loans; $13.8 million of construction and land loans, or 5.5% of total loans; $3.2 million of commercial loans, or 1.3% of total loans; and $8.6 million of consumer loans, or 3.5% of total loans consisting of $7.5 million of home equity lines of credit, $544,000 of secured and unsecured personal loans and $585,000 of automobile loans. The Bank has not sold loans in recent years and had no mortgage loans held for sale at each of the five years ended December 31, 1997. At that same date, 57.7% of the Bank's mortgage loans had adjustable interest rates, most of which were indexed to the one year Constant Maturity Treasury ("CMT") Index.

    The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                    AT DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                                    1997                     1996                     1995                     1994
                           -----------------------  -----------------------  -----------------------  -----------------------
                                        PERCENT                  PERCENT                  PERCENT                  PERCENT
                             AMOUNT     OF TOTAL      AMOUNT     OF TOTAL      AMOUNT     OF TOTAL      AMOUNT     OF TOTAL
                           ----------  -----------  ----------  -----------  ----------  -----------  ----------  -----------
                                                                (DOLLARS IN THOUSANDS)
Mortgage loans:
 One- to four-family.....  $  191,622        77.2%  $  181,480        75.9%  $  165,956        74.5%  $  150,429        73.7%
 Multi-family............      19,845         8.0       22,040         9.2       23,290        10.5       21,083        10.3
 Commercial real
  estate.................      11,257         4.5        9,953         4.2        9,750         4.4       12,981         6.4
 Construction and land...      13,793         5.5       16,089         6.7       16,253         7.3       15,058         7.4
                           ----------       -----   ----------       -----   ----------       -----   ----------       -----
 Total mortgage loans....     236,517        95.2      229,562        96.0      215,249        96.7      199,551        97.8
                           ----------       -----   ----------       -----   ----------       -----   ----------       -----
Other loans:
 Home equity loans.......       7,520         3.0        5,759         2.4        4,337         1.9        1,878          .9
 Commercial..............       3,166         1.3        2,764         1.1        1,830          .8        1,449          .7
 Auto loans..............         585          .3          637          .3          658          .3          495          .2
 Loans on savings
   accounts..............         456          .2          393          .2          417          .2          480          .2
 Other...................          88          --          112          --          149          .1          307          .2
                           ----------       -----   ----------       -----   ----------       -----   ----------       -----
 Total other loans.......      11,815         4.8        9,665         4.0        7,391         3.3        4,609         2.2
                           ----------       -----   ----------       -----   ----------       -----   ----------       -----
Total loans receivable...     248,332       100.0%     239,227       100.0%     222,640       100.0%     204,160       100.0%
                                            -----                    -----                    -----                    -----
                                            -----                    -----                    -----                    -----

Less:
 Unearned discounts......          --                       --                      109                       98
 Deferred loan fees......         511                      741                      840                      837
 Allowance for loan
   losses................       1,126                      808                      754                      682
                           ----------               ----------               ----------               ----------
Loans receivable, net....  $  246,695               $  237,678               $  220,937               $  202,543
                           ----------               ----------               ----------               ----------
                           ----------               ----------               ----------               ----------


                                    1993
                           -----------------------
                                         PERCENT
                             AMOUNT     OF TOTAL
                           ----------  -----------

Mortgage loans:
 One- to four-family.....  $  133,711        75.7%
 Multi-family............      21,285        12.1
 Commercial real
   estate................      10,407         5.9
 Construction and land...       8,247         4.6
                           ----------       -----
 Total mortgage loans....     173,650        98.3
                           ----------       -----
Other loans:
 Home equity loans.......          --          --
 Commercial..............       1,958         1.1
 Auto loans..............         191          .1
 Loans on savings
   accounts..............         457          .3
 Other...................         345          .2
                           ----------       -----
 Total other loans.......       2,951         1.7
                           ----------       -----
Total loans receivable...     176,601       100.0%
                                            -----
                                            -----
Less:
 Unearned discounts......         279
 Deferred loan fees......       1,113
 Allowance for loan
   losses................         592
                           ----------
Loans receivable, net....  $  174,617
                           ----------
                           ----------

    LOAN ORIGINATIONS. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its six branch offices. All loans originated by the Bank are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate mortgage loans, commercial loans and consumer loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Bank to retain all loans originated in its portfolio.

    During the years ended December 31, 1997 and December 31, 1996, the Bank originated $23.5 million and $21.0 million of fixed-rate one- to four-family residential mortgage loans, respectively, and for the years ended December 31, 1997 and December 31, 1996, the Bank originated $17.0 million and $24.0 million of adjustable-rate one- to four-family residential mortgage loans, respectively, all of which were retained by the Bank. Based upon the Bank's investment needs and market opportunities, the Bank participates in loans, primarily multi-family real estate mortgage loans, secured by property located in southern Wisconsin and, to a lesser extent, in Minnesota, and had $11.8 million of purchased loan participation interests at December 31, 1997. See "--Multi-Family and Commercial Real Estate Lending."

    The following tables set forth the Bank's loan originations, purchases and principal repayments for the periods indicated. All loans originated by the Bank are held for investment. The Bank sold no loans during these periods.

                                                                                            FOR THE
                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
Gross loans (1):
Balance outstanding at beginning of period...................................  $  239,227  $  222,640  $  204,160
                                                                               ----------  ----------  ----------
  Loans originated (2):
    One-to four-family...........................................................  40,409      44,954      38,317
    Multi-family.................................................................     870       1,341         246
    Commercial real estate.......................................................   4,825       1,158         145
    Construction and land........................................................  11,013      16,458      12,348
    Home equity..................................................................   5,017       5,274       4,674
    Commercial business..........................................................   4,131       3,381       2,351
    Auto loans...................................................................     422         346         545
    Loans on savings accounts....................................................     515         472         386
    Other........................................................................      94          96         323
                                                                                  -------     -------     -------
    Total loans originated.......................................................  67,296      73,480      59,335
  Loans purchased..............................................................       239       1,168       2,399
                                                                                  -------     -------     -------
    Total loans originated and purchased.........................................  67,535      74,648      61,734
                                                                                  -------     -------     -------
Less:
  Principal repayments.........................................................   (62,925)    (58,101)    (43,960)
  Transfers to real estate owned...............................................      (219)        (66)       (115)
  Change in loans in process...................................................     4,714         106         821
                                                                                  -------     -------     -------
  Total loans receivable at end of period......................................$  248,332  $  239,227  $  222,640
                                                                                  -------     -------     -------
                                                                                  -------     -------     -------

------------------------
(1) Gross loans exclude unearned discounts, deferred loan fees and the allowance for loan losses.

(2) Amounts for each period include loans in process at period end.

    LOAN MATURITY AND REPRICING. The following table shows the contractual maturity of the Bank's loan portfolio at December 31, 1997. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totalled $62.9 million, $58.1 million and $44.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. All loans originated by the Bank are held for investment.

                                                                  AT DECEMBER 31, 1997
                        --------------------------------------------------------------------------------------------------------
                          ONE-TO                                                                                      LOANS ON
                           FOUR-     MULTI-    COMMERCIAL   CONSTRUCTION      HOME       COMMERCIAL       AUTO         SAVINGS
                          FAMILY     FAMILY    REAL ESTATE    AND LAND       EQUITY       BUSINESS        LOANS       ACCOUNTS
                         ---------  ---------  -----------  -------------  -----------  -------------  -----------  -------------
                                                                     (IN THOUSANDS)
Amounts due:
  Within one year......        362         15          42         8,333            --         1,870            56           228
  After one year:
  More than one year to
    three years........        251         --       1,349         3,264         3,187           244           335           228
  More than three years
    to five years......      1,765        114         338            --         3,259           732           194            --
  More than five years
    to 10 years........     11,572      1,836       2,643           437            77           294            --            --
  More than 10 years to
    20 years...........     46,258      6,225       4,493         1,711           997            26            --            --
  More than 20 years...    131,414     11,655       2,392            48            --            --            --            --
                         ---------  ---------  -----------       ------         -----         -----           ---           ---
  Total due after
    December 31,
    1998...............    191,260     19,830      11,215         5,460         7,520         1,296           529           228
                         ---------  ---------  -----------       ------         -----         -----           ---           ---
  Total amount due
    (gross)............    191,622     19,845      11,257        13,793         7,520         3,166           585           456
                         ---------  ---------  -----------       ------         -----         -----           ---           ---
                         ---------  ---------  -----------       ------         -----         -----           ---           ---
  Less:
  Deferred loan fees,
    net........................................................................................................................

  Allowance for loan
    losses.....................................................................................................................

  Total loans, net.............................................................................................................




                                       TOTAL
                                       LOANS
                           OTHER    RECEIVABLE
                         ---------  -----------
Amounts due:
  Within one year......         19      10,925
  After one year:
  More than one year to
    three years........         29       8,887
  More than three years
    to five years......         40       6,442
  More than five years
    to 10 years........                 16,859
  More than 10 years to
    20 years...........                 59,710
  More than 20 years...                145,509
                         ---------  -----------
  Total due after
    December 31,
    1998...............         69     237,407
                         ---------  -----------
  Total amount due
    (gross)............         88     248,332
                         ---------
                         ---------
  Less:
  Deferred loan fees,
    net................                    511
  Allowance for loan
    losses.............                  1,126
                                    -----------
  Total loans, net.....                246,695
                                    -----------
                                    -----------

    The following table sets forth at December 31, 1997, the dollar amount of gross loans receivable contractually due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                                    DUE AFTER DECEMBER 31, 1998
                                                                                 ---------------------------------
                                                                                   FIXED    ADJUSTABLE    TOTAL
                                                                                 ---------  ----------  ----------
                                                                                          (IN THOUSANDS)
Mortgage loans:
  One- to four-family..........................................................  $  83,710  $  107,550  $  191,260
  Multi-family.................................................................      2,090      17,740      19,830
  Commercial real estate.......................................................      5,008       6,207      11,215
  Construction and land........................................................      3,583       1,877       5,460
                                                                                 ---------  ----------  ----------
    Total mortgage loans.......................................................     94,391     133,374     227,765
Home equity....................................................................          5       7,515       7,520
Commercial loans...............................................................      1,011         285       1,296
Auto loans.....................................................................        529          --         529
Loans on savings accounts......................................................        228          --         228
Other..........................................................................         68           1          69
                                                                                 ---------  ----------  ----------
    Total loans................................................................  $  96,232  $  141,175  $  237,407
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

    One- to Four-Family Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities up to 30 years secured by one- to four-family residences substantially all of which are located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank's in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. At December 31, 1997, the Bank's one- to four-family mortgage loans totalled $191.6 million, or 77.2%, of total loans. Of the one- to four-family mortgage loans outstanding at that date, 43.8% were fixed-rate mortgage loans and 56.2% were ARM loans.

    The Bank currently offers fixed-rate mortgage loans with terms from ten to 30 years. These loans have generally been priced at or slightly above current market rates for such loans. In order to increase its volume of originations, the Bank has recently revised its pricing strategies to price its fixed-rate mortgage loans more competitively and to eliminate the additional 50 basis points charged on loans with loan-to-value ("LTV") ratios between 80.0%--89.9%. Management believes that the Bank may charge slightly above market rates of interest due to its competitive advantage of generally not charging finance fees, credit fees or appraisal fees associated with such loans. The Bank currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one, two or three years from the outset of the loan or which adjust annually after a three, five or seven year initial fixed period. The interest rates for the Bank's ARM loans are indexed to the one year CMT Index. The Bank originates ARM loans with initially discounted rates, often known as "teaser rates." The Bank's ARM loans generally provide for periodic (not more than 2 1/2%) and overall (not more than 7%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. However, interest rates on the Bank's ARM loans may never adjust to be less than the initial rate of interest charged on any such loan.

    The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

    The Bank originates all mortgage loans for its own portfolio. Generally, the Bank originates one- to four-family residential mortgage loans in amounts up to 95% of the appraised value or selling price of the property securing the loan. Private mortgage insurance ("PMI") may be required for loans with a LTV ratio of greater than 80% with the exception of certain loans in the Bank's "First-Time Home Buyer" and "American Dream Loan" programs, which allow for a 95% LTV ratio but do not require PMI. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses. The Bank requires fire, casualty, title and, in certain cases, flood insurance on all properties securing real estate loans made by the Bank.

    In an effort to provide financing for first-time and moderate income home buyers, the Bank offers its own First-Time Home Buyer and American Dream Loan programs. These programs offer single-family residential mortgage loans to qualified individuals. These loans are offered with adjustable- and fixed-rates of interest and terms of up to 30 years. Such loans must be secured by a single family owner-occupied unit. These loans are originated using the same underwriting guidelines as are the Bank's other one- to four-family mortgage loans. Such loans are originated in amounts up to 95% of the lower of the property's appraised value or the sale price. Private mortgage insurance is not required on such loans.

    Multi-Family and Commercial Real Estate Lending. The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 75% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 1997 was $6.5 million. The Bank's multi-family and commercial real estate loans may be made with terms up to 20 years and are offered with interest rates that adjust periodically. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.00x. Environmental impact surveys are generally required for all commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the downpayment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at December 31, 1997 was $19.8 million, or 8.0% of total loans, and the Bank's commercial real estate loan portfolio at such date was $11.3 million, or 4.5% of total loans. The largest multi-family or commercial real estate loan in the Bank's portfolio (excluding loan participation interests) at December 31, 1997 was a performing $1.8 million commercial real estate loan secured by a strip shopping center located in South Elgin, Illinois.

    The Bank also purchases up to 90% participation interests in multi-family loans secured by real estate, most of which is located outside of the Bank's primary market area in southern Wisconsin and Minnesota. When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards. The Bank will generally hedge against participating in problematic loans by participating in those loans which have been in existence for one to two years and, accordingly, possess a positive payment history. At December 31, 1997, the Bank had $8.4 million in multi-family real estate loan participation interests, or 42.2% of multi-family loans and 3.4% of total loans.

    Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards.

    CONSTRUCTION AND LAND LENDING. The Bank originates fixed-rate construction loans for the development of residential property primarily located in the Bank's market area. Construction loans are offered primarily to experienced local developers operating in the Bank's primary market area and, to a lesser extent, to individuals for the construction of their residence. The majority of the Bank's construction loans are originated primarily to finance the construction of one- to four-family, owner-occupied residential real estate and, to a lesser extent, multi-family real estate properties located in the Bank's primary market area. Construction loans are generally offered with terms up to 12 months and may be made in amounts up to 80% of the appraised value of the property, as improved. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank's lending officers warrant.

    The Bank also originates fixed-rate land loans to local developers for the purpose of developing the land for sale. Such loans are secured by a lien on the property, are limited to 75% of the appraised value of the secured property and have terms of up to three years. The principal of the loan is reduced as lots are sold and released. The Bank's land loans are generally secured by properties located in its primary market area. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required.

    At December 31, 1997, the Bank's largest construction or land loan was a performing loan with a $2.3 million carrying balance secured by land for the development of single-family residences located in Elgin. At December 31, 1997, the Bank had $13.8 million of construction and land loans which amounted to 5.5% of the Bank's total loans.

    Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

    COMMERCIAL BUSINESS LENDING. The Bank also originates commercial business loans in the forms of term loans and lines of credit to small- and medium-sized businesses operating in the Bank's primary market area. Such loans are generally secured by equipment, leases, inventory, accounts receivable and marketable securities; however, the Bank also makes unsecured commercial business loans. The maximum amount of a commercial business loan is limited by the Bank's loans-to-one-borrower limit which, at December 31, 1997, was $6.5 million. Depending on the collateral used to secure the loans, commercial loans are made in amounts up to 80% of the value of the property securing the loan. Term loans are generally offered with fixed rates of interest and terms of up to five years. All term loans fully amortize during the term of such loan. Business lines of credit have adjustable rates of interest and terms of up to one year. Business lines of credit adjust on a daily basis and are indexed to the prime rate as published in The Wall Street Journal. The Bank also issues both secured and unsecured letters of credit to business customers of the Bank. Acceptable collateral includes an assigned deposit account with the Bank, real estate or marketable securities. Letters of credit have a maximum term of 36 months.

    In making commercial business loans, the Bank considers primarily the financial resources of the borrower, the borrower's ability to repay the loan out of net operating income, the Bank's lending history with the borrower and the value of the collateral. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and other mitigating circumstances. The Bank's largest commercial loan at December 31, 1997 was $229,000. At such date, the Bank had $727,000 of unadvanced commercial lines of credit. At December 31, 1997, the Bank had $3.2 million of commercial loans which amounted to 1.3% of the Bank's total loans. In an effort to increase its emphasis on commercial business loans, the Bank has recently hired two experienced commercial loan originators with the primary responsibility of increasing commercial business loan volume.

    Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

    CONSUMER LENDING. Consumer loans at December 31, 1997 amounted to $8.6 million, or 3.5% of the Bank's total loans, and consisted primarily of home equity lines of credit and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Bank's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles.

    Substantially all of the Bank's home equity lines of credit are secured by second mortgages on owner-occupied single-family residences located in the Bank's primary market area. At December 31, 1997, these loans totalled $7.5 million, or 3.0% of the Bank's total loans and 87.0% of consumer loans. Home equity lines of credit generally have adjustable-rates of interest which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum combined LTV ratio on home equity lines of credit is 89.9% if the Bank holds the first mortgage lien on the property and 80% if the Bank does not hold the first mortgage lien. The underwriting standards employed by the Bank for home equity lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

    The Bank also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans. Secured personal loans are generally secured by deposit accounts. Unsecured personal loans generally have a maximum borrowing limitation of $25,000 and generally require a debt ratio of 38%. Automobile loans have a maximum borrowing limitation of 80% of the sale price of the automobile, except that existing customers of the Bank who meet certain underwriting criteria may borrow up to 100% of the sale price of the automobile. At December 31, 1997, personal loans (both secured and unsecured) totalled $544,000 or .2% of the Bank's total loans and 6.3% of consumer loans; and automobile loans totalled $585,000, or .3% of total loans and 6.8% of consumer loans.

    With respect to automobile loans, full-time employees of the Bank, other than executive officers and directors, who satisfy certain lending criteria and the general underwriting standards of the Bank receive an interest rate 1% less than that which is offered to the general public; provided, however, that the discounted interest rate is at no time less than 75 basis points above the Bank's overall cost of funds, rounded to the highest quarter percentage point.

    Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

    Loans-to-One Borrower Limitations. The Illinois Savings Bank Act imposes limitations on the aggregate amount of loans that an Illinois chartered savings bank can make to any one borrower. Under the Illinois Savings Bank Act the permissible amount of loans-to-one borrower is the greater of $500,000 (for a savings bank meeting its minimum capital requirements) or 20% of a savings bank's total capital plus general loan loss reserves. In addition, a savings bank may make loans in an amount equal to an additional 10% of the savings bank's capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral. Under Illinois law, a savings bank's capital consists of capital stock and noncumulative perpetual preferred stock, related paid-in capital, retained earnings and other forms of capital deemed to be qualifying capital by the Federal Deposit Insurance Corporation (the "FDIC"). Illinois law also permits an institution with capital in excess of 6% of assets to request permission of the Illinois Commissioner of Banks and Real Estate (the "Commissioner") to lend up to 30% of the institution's total capital and general loan loss reserves to one borrower for the development of residential housing properties within Illinois. The Bank has received the approval of the Commissioner to utilize the 30% limitation with respect to three current borrowers. At December 31, 1997, the Bank's ordinary limit on loans-to-one borrower under the Illinois Savings Bank Act was $6.5 million. The 30% limitation equaled $9.8 million at that date. At December 31, 1997, the Bank's five largest groups of loans-to-one borrower ranged from $2.8 million to $5.4 million, with the largest single loan in such groups being a $2.3 million loan secured by land for the development of single-family residences, located in Elgin. At December 31, 1997, there were no loans exceeding the 20% limitation. A substantial portion of each large group of loans is secured by real estate. At December 31, 1997, all of such loans were performing in accordance with their terms.

    LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established the Loan Committee (the "Committee") of the Board which considers and approves all loans within its designated authority as established by the Board. In addition, the Board of Directors has authorized certain officers of the Bank (the "designated officers") to consider and approve all loans within their designated authority as established by the Board.

    The Board of Directors has authorized the following persons and groups of persons to approve loans up to the amounts indicated: one- to four-family mortgage loans up to $150,000 and home equity lines of credit ("HELOC") up to $50,000 may be approved by any of the designated officers; one- to four-family mortgage loans in excess of $150,000 and up to $250,000 and HELOCs in excess of $50,000 and up to $100,000 may be approved by two of the designated officers; one- to four-family mortgage loans in excess of $250,000 and up to $500,000 and HELOCs in excess of $100,000 must be approved by the Committee; and one- to four-family mortgage loans in excess of $500,000 must be approved by the Board of Directors. Multi-family real estate loans secured by five to 16 units and having less than a 50% LTV may be approved by two of the designated officers; any multi-family real estate loan with a LTV greater than 50% must be approved by the Committee; and all other multi-family real estate loans, including purchasing a participation interest from another lender, must be approved by either the Committee or the Board of Directors. All commercial real estate loans must be approved by either the Committee or the Board of Directors.

    Construction loans in amounts up to $150,000 may be approved by any of the designated officers; construction loans in excess of $150,000 and up to $250,000 and loans on building lots up to $50,000 may be approved by two of the designated officers; construction loans in excess of $250,000 and up to $500,000 and loans of building lots in excess of $50,000 must be approved by the Committee; all construction loans in excess of $500,000 and all vacant land loans must be approved by either the Committee or the Board of Directors.

    Commercial loans in amounts up to $10,000 may be approved by any of the designated officers; commercial loans in excess of $10,000 and up to $25,000 may be approved by two of the designated officers; commercial loans in excess of $25,000 and up to $500,000 require the approval of the Committee; and commercial loans in excess of $500,000 require the approval of the Board of Directors.

    With respect to consumer loans (except for the Bank's HELOCs), unsecured loans in amounts up to $10,000 and automobile loans up to $30,000 may be approved by any of the designated officers; unsecured loans in excess of $10,000 and up to $25,000 and secured loans in amounts up to $25,000 may be approved by two of the designated officers; unsecured loans in excess of $25,000, automobile loans in excess of $30,000 and secured loans in excess of $25,000 and up to $250,000 must be approved by the Committee; and secured loans in excess of $250,000 as well as any loan secured by a leasehold interest must be approved by the Board of Directors.

    UNDERWRITING. With respect to all loans originated by the Bank, it is the general policy of the Bank to retain all such loans in its portfolio. The Bank does not have a policy of underwriting its loans in conformance with the Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by the Bank's "in-house" appraisers or outside appraisers approved by the Bank. For proposed mortgage loans, the Board annually approves independent appraisers used by the Bank and approves the Bank's appraisal policy. The Bank's policy is to obtain title and hazard insurance on all mortgage loans and flood insurance when necessary and the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes.

    In an effort to increase its volume of one- to four-family loan originations, the Bank recently adopted certain changes to its underwriting standards and loan pricing strategies which may expose it to increased interest rate risk. Based upon the Bank's review of its existing underwriting standards, its minimal charge-off experience and the gain on the sale of foreclosed real estate experienced in recent periods, management recently determined to increase its debt to equity ratios required on one- to four-family mortgage loans. At December 31, 1997, the Bank's ratio of nonperforming loans to total loans was
 .79%, and its ratio of nonperforming assets to total assets was .62%. The Bank had $98,000 of real estate owned and real estate in judgment at December 31, 1997. There have been no charge-offs in the last five years. See "-- Delinquent Loans, Classified Assets and Real Estate Owned."

    Previously, the Bank's one- to four-family lending policy permitted the investment in mortgage loans where the borrower's monthly mortgage and prorated real estate tax payments were less than 28% of the borrower's gross income, and where the borrower's total monthly obligations did not exceed 38% of the borrower's gross income. Under the Bank's revised policy and in order to qualify more borrowers, the Bank will invest in loans with the threshold ratios of 32% and 43%, respectively. It is also the general practice of the Bank not to require private mortgage insurance, although the Bank retains the right to require such insurance on any loan with a loan to value ratio in excess of 89.9%, with the exception of its "First-Time Home Buyer" and "American Dream Loan" programs. In addition, the Bank had historically priced its one- to four-family loans with loan to value ratios of between 80.0% and 89.9% at 50 basis points higher than loans with loan to value ratios of less than 80.0%, again in an effort to control the origination of such loans. The Bank has recently eliminated the price differential between loans with loan to value ratios of less than 80.0% and between 80.0% and 89.90% as a means of attracting more borrowers. The

Bank believes that its underwriting standards, as revised, are sufficient to allow it to adequately assess the creditworthiness of prospective borrowers. There can be no assurances, however, that increasing the permissible debt coverage ratios and loan-to-value ratios permitted for borrowers will not result in the Bank experiencing increased delinquencies and defaults on loans. Further, although the Bank has no current plans to sell loans, it may do so in the future if management deems it prudent to do so. For a further discussion concerning the Bank's one- to four-family lending practices and policies, see "--One- to Four-Family Lending."

DELINQUENT LOANS, CLASSIFIED ASSETS AND REAL ESTATE OWNED

    Delinquencies, Classified Assets and Real Estate Owned. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 45 days or more. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank generally sends the borrower a written notice of non-payment after the loan is first past due. The Bank's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment, offer to work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secured the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned.

    Federal regulations and the Bank's internal policies require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

    When the Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for possible loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. When the Bank classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount.

    The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and Commissioner, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for possible loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for possible loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth and portfolio diversification and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

    The Bank reviews and classifies its assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies its assets in accordance with the management guidelines described above. At December 31, 1997, the Bank had $2.1 million, or .63%, of assets designated as Substandard, consisting of one mortgage loan secured by a 32-unit multi-family apartment building (as further described below), ten mortgage loans secured by single-family owner-occupied residences, one commercial business loan and two consumer loans; no loans classified as Doubtful. At December 31, 1997, the Bank had $1.2 million, or .37%, of assets designated as Special Mention, consisting of five construction loans all to the same builder/borrower which loans are secured by real estate for the development of single-family town homes. At December 31, 1997, these classified assets totalled $3.3 million, representing 1.3% of loans receivable.

    At December 31, 1997, the Bank had only one loan with a balance of $500,000 or more which had been adversely classified or identified as a problem loan. In 1994, the Bank made a $1.2 million first mortgage loan secured by a 32-unit multi-family apartment building located in Elgin. As of December 31, 1997 the outstanding carrying balance of this loan was $1.2 million. Vacancy rates have negatively impacted the property's cash flow and, accordingly, have affected the borrower's ability to pay real estate taxes. In August 1997, the Bank paid the municipal real estate taxes for the property and classified the entire $1.2 million principal balance of the loan as substandard and non-performing. Based on an internal Bank appraisal performed in October 1997, the property was valued at $1.5 million.

    The following tables set forth delinquencies in the Bank's loan portfolio past due 60 days or more:

                                                              AT DECEMBER 31, 1997
                                            ---------------------------------------------------------
                                                     60-89 DAYS                90 DAYS OR MORE
                                            ----------------------------  ---------------------------
                                               NUMBER        PRINCIPAL       NUMBER       PRINCIPAL
                                                 OF           BALANCE          OF          BALANCE
                                                LOANS        OF LOANS         LOANS       OF LOANS
                                            -------------  -------------  -------------  ------------
                                                                            (DOLLARS IN THOUSANDS)
One- to four-family.......................            4      $     389              9     $     757
Multi-family..............................           --             --              1         1,171
Commercial real estate....................           --             --             --            --
Construction and land.....................           --             --             --            --
Home equity...............................           --             --              2            24
Commercial business.......................            2             74             --            --
Auto loans................................           --             --             --            --
Loans on savings accounts.................           --             --             --            --
Other.....................................           --             --             --            --
                                                    ---          -----            ---    -----------
  Total...................................            6      $     463             12     $   1,952
                                                    ---          -----            ---    -----------
                                                    ---          -----            ---    -----------
Delinquent loans to total loans (1).......                         .19%                         .79%
                                                                 -----                   -----------
                                                                 -----                   -----------

                                                             AT DECEMBER 31, 1996
                                            ---------------------------------------------------------
                                                     60-89 DAYS                90 DAYS OR MORE
                                            ---------------------------  ----------------------------
                                               NUMBER        PRINCIPAL      NUMBER        PRINCIPAL
                                                 OF           BALANCE         OF           BALANCE
                                                LOANS        OF LOANS        LOANS        OF LOANS
                                            -------------  ------------  -------------  -------------

One- to four-family.......................            6      $     589             6      $     428
Multi-family..............................           --             --            --             --
Commercial real estate....................            1            159            --             --
Construction and land.....................           --             --            --             --
Home equity...............................           --             --            --             --
Commercial business.......................            1             46             2             22
Auto loans................................            1              1            --             --
Loans on savings accounts.................           --             --            --             --
Other.....................................           --             --             3             66
                                                    ---          -----           ---          -----

  Total...................................            9      $     795            11      $     516
                                                    ---          -----           ---          -----
                                                    ---          -----           ---          -----
Delinquent loans to total loans (1).......                         .33%                         .22%
                                                                 -----                        -----
                                                                 -----                        -----

                                                                   AT DECEMBER 31, 1995
                                                                        60-89 DAYS             90 DAYS OR MORE
                                                                 ------------------------  ------------------------
                                                                               PRINCIPAL                 PRINCIPAL
                                                                   NUMBER       BALANCE      NUMBER       BALANCE
                                                                  OF LOANS     OF LOANS     OF LOANS     OF LOANS
                                                                 -----------  -----------  -----------  -----------
                                                                             (DOLLARS IN THOUSANDS)
One- to four-family............................................           3    $     243            9    $     787
Multi-family...................................................           1           51           --           --
Commercial real estate.........................................          --           --           --           --
Construction and land..........................................          --           --           --           --
Home equity....................................................          --           --           --           --
Commercial business............................................          --           --           --           --
Auto loans.....................................................          --           --            1            2
Loans on savings accounts......................................          --           --           --           --
Other..........................................................          --           --           --           --
                                                                        ---        -----          ---   -----------
  Total........................................................           4    $     294           10    $     789
                                                                        ---        -----          ---   -----------
                                                                        ---        -----          ---   -----------
Delinquent loans to total loans (1)............................                      .13%                      .36%
                                                                                   -----                -----------
                                                                                   -----                -----------

------------------------

(1) Total loans represent gross loans receivable less deferred loan fees and unearned discounts.

    NONPERFORMING ASSETS. The following table sets forth information regarding nonperforming loans and real estate owned ("REO") and in judgment ("RIJ"). At December 31, 1997, the Bank had $98,000 of REO and RIJ in its portfolio. It is the general policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. For each of the five years ended December 31, 1997, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $49,000, $35,000, $60,000, $46,000, and $27,000, respectively.

                                                                                 AT DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1997       1996       1995       1994       1993
                                                              ---------  ---------  ---------  ---------  ---------
                                                                             (DOLLARS IN THOUSANDS)
Nonperforming loans:
Mortgage loans:
  One- to four-family.......................................  $     757  $     428  $     787  $     440  $     266
  Multi-family..............................................      1,171         --         --         --         --
  Commercial real estate....................................         --         --         --         88         --
  Construction and land.....................................         --         --         --         15        818
                                                              ---------  ---------  ---------  ---------  ---------
    Total mortgage loans....................................      1,928        428        787        543      1,084
                                                              ---------  ---------  ---------  ---------  ---------
Other loans:
  Home equity...............................................         24         --         --         --         --
  Commercial business loans.................................         --         22         --         --         --
  Auto loans................................................         --         --          2         --         --
  Other.....................................................         --         66         --         --          4
                                                              ---------  ---------  ---------  ---------  ---------
    Total other loans.......................................         24         88          2         --          4
                                                              ---------  ---------  ---------  ---------  ---------
    Total nonperforming loans...............................      1,952        516        789        543      1,088
                                                              ---------  ---------  ---------  ---------  ---------
Real estate owned, and in judgment net (1)..................         98         67        477        581        770
                                                              ---------  ---------  ---------  ---------  ---------
  Total nonperforming assets................................  $   2,050  $     583  $   1,266  $   1,124  $   1,858
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Nonperforming loans as a percent of loans (2)...............        .79%       .22%       .36%       .27%       .62%
Nonperforming assets as a percent of total assets (3).......        .62%       .19%       .43%       .41%       .70%

------------------------

(1) REO balances are shown net of related loss allowances.

(2) Loans receivable, net, excluding the allowance for loan losses.

(3) Nonperforming assets consist of nonperforming loans and REO.

    Nonperforming loans totalled $2.0 million as of December 31, 1997, and included nine one- to four-family loans, with an aggregate balance of $757,000, one multi-family loan with a balance of $1.2 million and $24,000 in consumer loans.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. The Bank's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale and the costs associated with the Bank's inability to utilize funds for other income producing activities during the estimated holding period of the property.

    Management periodically calculates a loan loss allowance sufficiency analysis based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. The analysis is compared to actual losses, peer group comparisons and economic conditions. The increase to the allowance for loan losses during 1997 was based on a change in the reserve methodology employed by management, the increase in non-performing loans, and management's desire to bring the level of the Bank's allowance for loan losses closer to that of its peers. As of December 31, 1997, the Bank's allowance for loan losses was $1.1 million, or .46%, of total loans and 57.7% of nonperforming loans as compared to $808,000, or 0.34%, of total loans and 156.6% of nonperforming loans as of December 31, 1996. The Bank had total nonperforming loans of $2.0 million at December 31, 1997 and nonperforming loans to total loans of .79%. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information available at December 31, 1997, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Based upon the Bank's plan to increase its emphasis on non-one- to four-family mortgage lending, the Bank expects to further increase its allowance for loan losses over future periods depending upon the then current conditions. However, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that further future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

    The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

                                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
                                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period.............................  $     808  $     754  $     682  $     592  $     500
Provision for loan losses..................................        354         54         72         90         92
Total charge-offs..........................................        (36)        --         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
Balance at end of period...................................      1,126  $     808  $     754  $     682  $     592
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Allowance for loan losses as a percent of loans (1)........        .46%       .34%       .34%       .34%       .34%
Allowance for loan losses as a percent of nonperforming
  loans....................................................       57.7%     156.6%      95.6%     125.6%      54.4%

------------------------

(1) Loans receivable, net, excluding the allowance for loan losses.

    The following tables set forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                  AT DECEMBER 31,
                                     --------------------------------------------------------------------------
                                                    1997                                   1996
                                     -----------------------------------   ------------------------------------
                                             PERCENT OF     PERCENT OF              PERCENT OF     PERCENT OF
                                             ALLOWANCE       LOANS IN               ALLOWANCE       LOANS IN
                                              TO TOTAL    EACH CATEGORY              TO TOTAL    EACH CATEGORY
                                     AMOUNT  ALLOWANCE    TO TOTAL LOANS   AMOUNT   ALLOWANCE    TO TOTAL LOANS
                                     ------  ----------   --------------   ------   ----------   --------------
                                                               (DOLLARS IN THOUSANDS)
One- to four-family................  $ 404      35.9%          77.2%        $ 99       12.3%          75.9%
Multi-family.......................    103       9.1            8.0           20        2.5            9.2
Commercial real estate.............    114      10.1            4.5          149       18.4            4.2
Construction and land..............    185      16.4            5.5          205       25.4            6.7
Home equity........................     77       6.8            3.0          115       14.2            2.4
Commercial business loans..........     48       4.3            1.3           61        7.5            1.1
Auto loans.........................     12       1.1             .3           13        1.6            0.3
Loans on savings accounts..........     --        --             .2           --         --            0.2
Other..............................     29       2.6             --           19        2.4             --
Unallocated........................    154      13.7             --          127       15.7             --
                                     ------    -----          -----        ------     -----          -----
Total allowance for loan losses....  $1,126    100.0%         100.0%        $808      100.0%         100.0%
                                     ------    -----          -----        ------     -----          -----
                                     ------    -----          -----        ------     -----          -----


                                                     1995
                                     ------------------------------------
                                              PERCENT OF     PERCENT OF
                                              ALLOWANCE       LOANS IN
                                               TO TOTAL    EACH CATEGORY
                                     AMOUNT   ALLOWANCE    TO TOTAL LOANS
                                     ------   ----------   --------------

One- to four-family................   $100       13.3%          74.5%
Multi-family.......................     21        2.8           10.5
Commercial real estate.............    120       15.9            4.4
Construction and land..............    156       20.7            7.3
Home equity........................     87       11.5            1.9
Commercial business loans..........     29        3.8            0.8
Auto loans.........................     14        1.9            0.3
Loans on savings accounts..........     --         --            0.2
Other..............................     97       12.9            0.1
Unallocated........................    130       17.2             --
                                     ------     -----          -----
Total allowance for loan losses....   $754      100.0%         100.0%
                                     ------     -----          -----
                                     ------     -----          -----


                                                     1994                                   1993
                                     ------------------------------------   ------------------------------------
                                              PERCENT OF     PERCENT OF              PERCENT OF     PERCENT OF
                                              ALLOWANCE       LOANS IN               ALLOWANCE       LOANS IN
                                               TO TOTAL    EACH CATEGORY              TO TOTAL    EACH CATEGORY
                                     AMOUNT   ALLOWANCE    TO TOTAL LOANS   AMOUNT   ALLOWANCE    TO TOTAL LOANS
                                     ------   ----------   --------------   ------   ----------   --------------
One- to four-family................   $ 91       13.4%          73.7%        $ 74       12.5%          75.7%
Multi-family.......................     21        3.1           10.3           21        3.5           12.1
Commercial real estate.............    138       20.2            6.3          104       17.6            5.9
Construction and land..............    138       20.2            7.4          109       18.4            4.6
Home equity........................     38        5.6            0.9           --         --             --
Commercial business loans..........     24        3.5            0.7           35        5.9            1.1
Auto loans.........................     11        1.6            0.3            4        0.7            0.1
Loans on savings accounts..........     --         --            0.2           --         --            0.3
Other..............................     84       12.3            0.2          141       23.8            0.2
Unallocated........................    137       20.1             --          104       17.6             --
                                     ------     -----          -----        ------     -----          -----
Total allowance for loan losses....   $682      100.0%         100.0%        $592      100.0%         100.0%
                                     ------     -----          -----        ------     -----          -----
                                     ------     -----          -----        ------     -----          -----

    REAL ESTATE OWNED AND REAL ESTATE IN JUDGMENT. At December 31, 1997, the Bank had $98,000 of REO and RIJ in its portfolio. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value.

INVESTMENT ACTIVITIES

    The Board of Directors sets the investment policy and procedures of the Bank. This policy generally provides that investment decisions will be made based on the safety of the investment, liquidity requirements of the Bank and, to a lesser extent, potential return on the investments. In pursuing these objectives, the Bank considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. While the Board of Directors has final authority and responsibility for the securities investment portfolio, the Bank has established an Investment Committee comprised of six Directors to supervise the Bank's investment activities. The Bank's Investment Committee meets monthly and evaluates all investment activities for safety and soundness, adherence to the Bank's investment policy, and assurance that authority levels are maintained.

    The Bank currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Similarly, the Bank does not invest in mortgage-related securities which are deemed to be "high risk," or purchase bonds which are not rated investment grade.

    MORTGAGE-BACKED SECURITIES. The Bank currently purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; and (ii) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and the Government National Mortgage Association ("GNMA"). The Bank invests in mortgage-backed securities insured or guaranteed by FNMA, FHLMC and GNMA. At December 31, 1997, mortgage-backed securities totalled $20.2 million, or 6.1%, of total assets and 6.3% of total interest earning assets, all of which was classified as available-for-sale. At December 31, 1997, 53.1% of the mortgage-backed securities were backed by adjustable-rate loans and 46.9% were backed by fixed-rate loans. The mortgage-backed securities portfolio had coupon rates ranging from 6.00% to 10.00% and had a weighted average yield of 7.18% at December 31, 1997. The estimated fair value of the Bank's mortgage-backed securities at December 31, 1997, was $20.2 million, which is $111,000 more than the amortized cost of $20.1 million.

    Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Bank and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Bank estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio. Of the Bank's $20.2 million mortgage-backed securities portfolio at December 31, 1997, $4.1 million with a weighted average yield of 6.99% had contractual maturities within five years and $16.1 million with a weighted average yield of 7.21% had contractual maturities over five years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages.

Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

    U.S. GOVERNMENT OBLIGATIONS. At December 31, 1997, the Bank's U.S. Government securities portfolio totalled $45.5 million, all of which were classified as available-for-sale. Such portfolio primarily consists of short- to medium-term (maturities of one to five years) securities.

    The following table sets forth the composition of the Bank's investment and mortgage-backed and mortgage-related securities portfolios in dollar amounts and in percentages at the dates indicated:

                                                                                  AT DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                                1997                    1996                    1995
                                                       ----------------------  ----------------------  ----------------------
                                                                    PERCENT                 PERCENT                 PERCENT
                                                                      OF                      OF                      OF
                                                        AMOUNT       TOTAL      AMOUNT       TOTAL      AMOUNT       TOTAL
                                                       ---------  -----------  ---------  -----------  ---------  -----------
                                                                               (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. Government obligations........................  $  45,484        69.3%  $  37,543        63.1%  $  30,707        55.6%
                                                       ---------       -----   ---------       -----   ---------       -----
Mortgage-backed securities:
  FHLMC..............................................      6,288         9.6       6,474        10.9       9,021        16.3
  GNMA...............................................      8,673        13.2      10,369        17.4      11,876        21.5
  FNMA...............................................      5,202         7.9       5,132         8.6       3,623         6.6
                                                       ---------       -----   ---------       -----   ---------       -----
    Total mortgage-backed securities.................     20,163        30.7      21,975        36.9      24,520        44.4
                                                       ---------       -----   ---------       -----   ---------       -----
    Total securities.................................  $  65,647       100.0%  $  59,518       100.0%  $  55,227       100.0%
                                                       ---------       -----   ---------       -----   ---------       -----
                                                       ---------       -----   ---------       -----   ---------       -----

    The following table sets forth the Bank's securities activities for the periods indicated. All investment securities in the Bank's portfolio are classified as available-for-sale.

                                                                                            FOR THE YEAR
                                                                                         ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Beginning balance................................................................  $  59,518  $  55,227  $  56,508
                                                                                   ---------  ---------  ---------
Investment securities purchased..................................................     21,074     24,596     11,517
Mortgage-backed securities purchased.............................................      4,114      2,550         --
Less:
Sale of investment securities....................................................         --         --      1,999
Principal repayments on mortgage-backed securities...............................      5,966      5,042      4,005
Maturities of investment securities..............................................     13,144     17,150     10,500
Realized losses received on sales of mortgage-backed securities..................         --         --         (3)
Net amortization of premium......................................................         (6)       (49)      (861)
Change in net unrealized gains (losses) on available-for-sale securities.........        (45)       712     (2,842)
                                                                                   ---------  ---------  ---------
Ending balance...................................................................  $  65,647  $  59,518  $  55,227
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The following table sets forth at the dates indicated certain information regarding the amortized cost and market values of the Bank's investment and mortgage-backed and mortgage-related securities, all of which was classified as available-for-sale.

                                                                                   AT DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                                 1997                    1996                    1995
                                                        ----------------------  ----------------------  ----------------------
                                                         AMORTIZED    MARKET     AMORTIZED    MARKET     AMORTIZED    MARKET
                                                           COST        VALUE       COST        VALUE       COST        VALUE
                                                        -----------  ---------  -----------  ---------  -----------  ---------
                                                                                    (IN THOUSANDS)
Investment securities:
  U.S. Government obligations.........................   $  44,477   $  45,484   $  36,519   $  37,543   $  29,070   $  30,707
                                                        ----------   ---------  ----------   ---------  ----------   ---------
Mortgage-backed securities:
  GNMA................................................       8,610       8,673      10,348      10,369      11,918      11,877
  FNMA................................................       5,142       5,202       5,071       5,132       3,529       3,623
  FHLMC...............................................       6,300       6,288       6,507       6,474       8,925       9,020
                                                        ----------   ---------  ----------   ---------  ----------   ---------
  Total mortgage-backed securities....................      20,052      20,163      21,926      21,975      24,372      24,520
                                                        ----------   ---------  ----------   ---------  ----------   ---------
Total securities......................................   $  64,529   $  65,647   $  58,445   $  59,518   $  53,442   $  55,227
                                                        ----------   ---------  ----------   ---------  ----------   ---------
                                                        ----------   ---------  ----------   ---------  ----------   ---------

    The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's securities portfolio, all of which was classified as available-for-sale, as of December 31, 1997.

                                                                    AT DECEMBER 31, 1997
                            ----------------------------------------------------------------------------------------------------
                                                         MORE THAN ONE             MORE THAN FIVE         MORE THAN TEN YEARS
                               ONE YEAR OR LESS        YEAR TO FIVE YEARS        YEARS TO TEN YEARS
                            ----------------------  ------------------------  ------------------------  ------------------------
                                        WEIGHTED                  WEIGHTED                  WEIGHTED                  WEIGHTED
                            CARRYING     AVERAGE     CARRYING      AVERAGE     CARRYING      AVERAGE     CARRYING      AVERAGE
                              VALUE       YIELD        VALUE        YIELD        VALUE        YIELD        VALUE        YIELD
                            ---------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
Mortgage-backed
  securities:
  FHLMC...................  $      --          --        2,176         6.83%       1,602         6.69%       2,510         7.37%
  GNMA....................         --          --           --           --           --           --        8,673         7.26%
  FNMA....................         --          --        1,892         7.17%       1,127         7.11%       2,183         7.28%
                            ---------      ------    ---------        -----       ------        -----     --------        -----
    Total mortgage-backed
      securities..........         --          --        4,068         6.99%       2,729         6.86%      13,366         7.28%
U.S. Government
  obligations.............     13,024        5.73%      23,012         7.52%       6,438         7.16%       3,010         8.04%
                            ---------      ------    ---------        -----       ------        -----     --------        -----
    Total securities......  $  13,024        5.73%      27,080         7.44%       9,167         7.07%      16,376         7.42%
                            ---------      ------    ---------        -----       ------        -----     --------        -----
                            ---------      ------    ---------        -----       ------        -----     --------        -----


                                     TOTAL
                            ------------------------
                                          WEIGHTED
                             CARRYING      AVERAGE
                               VALUE        YIELD
                            -----------  -----------

Mortgage-backed
  securities:
  FHLMC...................       6,288         7.01%
  GNMA....................       8,673         7.26%
  FNMA....................       5,202         7.23%
                            ----------        -----
    Total mortgage-backed
      securities..........      20,163         7.18%
U.S. Government
  obligations.............      45,484         7.00%
                            ----------        -----
    Total securities......      65,647         7.06%
                            ----------        -----
                            ----------        -----

SOURCES OF FUNDS

    GENERAL. Deposits, repayments and prepayments of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

    DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, retail checking/NOW accounts, commercial checking accounts, money market accounts, club accounts and certificate of deposit accounts. The Bank offers certificate of deposit accounts with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts.

    At December 31, 1997, the Bank's deposits totalled $270.0 million, or 94.9%, of interest-bearing liabilities. For the year ended December 31, 1997, the average balance of core deposits (savings, NOW, money market and non-interest-bearing checking accounts) totalled $111.9 million, or 42.8% of total average deposits. At December 31, 1997, the Bank had a total of $152.1 million in certificates of deposit, of which $90.8 million had maturities of one year or less reflecting the shift in deposit accounts from savings accounts to shorter-term certificate accounts that has occurred in recent years. For the year ended December 31, 1997, the average balance of core deposits represented approximately 41.5% of total deposits and certificate accounts represented 55.5%, as compared to core deposits representing 36.8% of total deposits and certificate accounts representing 56.9% of deposits for the year ended December 31, 1996. Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank's core deposits and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates it may offer on deposit products.

    The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits. The Bank's policies do not permit the use of brokered deposits.

    The following table presents the deposit activity of the Bank for the periods indicated.

                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1997       1996       1995
                                                                                     ---------  ---------  ---------
                                                                                             (IN THOUSANDS)
Net deposits (withdrawals).........................................................  $   6,681  $  (4,834) $    (418)
Interest credited on deposit accounts..............................................     10,218      9,806      9,137
                                                                                     ---------  ---------  ---------
Total increase in deposit accounts.................................................  $  16,899  $   4,972  $   8,719
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    The increase in net deposits for the year ended December 31, 1997 is primarily attributable to the Bank's receipt of $4.0 million in municipal deposits from a local County government body. Such deposits are placed for bid every 30 days and there is, therefore, no assurance that the Bank will retain the deposits. While the Bank has not in the past aggressively sought such municipal deposits, it may do so in the future. The receipt of such deposits may be used as an alternative to borrowing from FHLB-Chicago in the event that rates charged are competitive.

    At December 31, 1997, the Bank had outstanding $22.5 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                                                                                            WEIGHTED
                                                                                                             AVERAGE
MATURITY PERIOD                                                                                  AMOUNT       RATE
----------------------------------------------------------------------------------------------  ---------  -----------
                                                                                                (DOLLARS IN THOUSANDS)
Three months or less..........................................................................  $   2,965        5.60%
Over three through six months.................................................................      3,734        5.72%
Over six through 12 months....................................................................      6,956        6.26%
Over 12 months................................................................................      8,886        6.45%
                                                                                                ---------
Total.........................................................................................     22,541        6.16%
                                                                                                ---------
                                                                                                ---------

    The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                                   FOR THE YEAR ENDED                  FOR THE YEAR ENDED
                                                                   DECEMBER 31, 1997                   DECEMBER 31, 1996
                                                           ----------------------------------  ----------------------------------
                                                                        PERCENT    WEIGHTED                 PERCENT    WEIGHTED
                                                                       OF TOTAL     AVERAGE                OF TOTAL     AVERAGE
                                                            BALANCE    DEPOSITS      RATE       BALANCE    DEPOSITS      RATE
                                                           ----------  ---------  -----------  ----------  ---------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
Money market accounts....................................  $   29,972      11.10%       3.16%  $   28,102      11.01%       3.40%
Passbook savings accounts................................      51,746      19.16        3.17       45,868      18.35        3.00
NOW accounts.............................................      26,617       9.86        1.82       26,809      10.62        1.86
Non-interest-bearing accounts............................       9,572       3.55          --        7,594       2.65          --
                                                           ----------  ---------               ----------  ---------
  Total..................................................     117,907      43.67        2.61      108,373      42.63        2.64
    Certificates of deposit..............................     152,106      56.33        5.93      144,741      57.37        5.90
                                                           ----------  ---------               ----------  ---------
      Total deposits.....................................     270,013     100.00%       4.48   $  253,114     100.00%       4.50
                                                           ----------  ---------               ----------  ---------
                                                           ----------  ---------               ----------  ---------

                                                                                            FOR THE YEAR ENDED
                                                                                            DECEMBER 31, 1995
                                                                                   ------------------------------------
                                                                                                 PERCENT     WEIGHTED
                                                                                                OF TOTAL      AVERAGE
                                                                                    BALANCE     DEPOSITS       RATE
                                                                                   ----------  -----------  -----------
                                                                                          (DOLLARS IN THOUSANDS)
Money market accounts............................................................  $   29,663       13.54%        3.45%
Passbook savings accounts........................................................      46,059       20.07         3.03
NOW accounts.....................................................................      28,106       10.87         1.96
Non-interest-bearing accounts....................................................       5,912        2.32           --
                                                                                   ----------  -----------
  Total..........................................................................     109,740       46.80         2.76
    Certificates of deposit......................................................     138,402       53.20         6.15
                                                                                   ----------  -----------
      Total deposits.............................................................  $  248,142      100.00%        4.63
                                                                                   ----------  -----------
                                                                                   ----------  -----------

    The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

                                                              PERIOD TO MATURITY
                                                            FROM DECEMBER 31, 1997
                                       -----------------------------------------------------------------
                                         LESS                             THREE      FOUR
                                         THAN      ONE TO     TWO TO       TO         TO        TOTAL
                                          ONE        TWO       THREE      FOUR       FIVE     DECEMBER 31,
                                         YEAR       YEARS      YEARS      YEARS      YEARS       1997        1996        1995
                                       ---------  ---------  ---------  ---------  ---------  ------------  ----------  ----------
                                                                            (IN THOUSANDS)
Certificate accounts:
  0 to 4.00%.........................  $     448         --         --         --         --   $      448  $      443  $      839
  4.01 to 5.00%......................      2,167         --         25         --         --        2,192       2,680       7,100
  5.01 to 6.00%......................     69,209     20,518      7,142      1,874        202       98,945     106,101      69,248
  6.01 to 7.00%......................     18,962     18,609      5,361      5,743      1,715       50,390      35,382      60,609
  7.01 to 8.00%......................          7         24        100         --         --          131         129         606
  8.01 to 9.00%......................         --         --         --         --         --           --           6          --
  Over 9.01%.........................         --         --         --         --         --           --          --          --
                                       ---------  ---------  ---------  ---------  ---------  -----------  ----------  ----------
    Total at December 31, 1997.......  $  90,793     39,151     12,628      7,617      1,917  $   152,106  $  144,741  $  138,402
                                       ---------  ---------  ---------  ---------  ---------  -----------  ----------  ----------
                                       ---------  ---------  ---------  ---------  ---------  -----------  ----------  ----------

    BORROWED FUNDS. The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                                                      AT OR FOR THE YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding....................................................  $  24,953  $  19,683  $  11,451
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Maximum amount outstanding at any month-end during the period..................  $  30,000  $  32,000  $  16,500
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Balance outstanding at end of period...........................................  $  24,000  $  29,000  $  15,000
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Weighted average interest rate during the period...............................       5.78%      5.90%      6.24%
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Weighted average interest rate at end of period................................       5.70%      5.67%      5.97%
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

SUBSIDIARY ACTIVITIES

    FOX VALLEY SERVICE CORPORATION OF ELGIN. Fox Valley Service Corporation of Elgin ("Fox Valley") is the Bank's wholly-owned subsidiary which was incorporated in March 1974 for the purpose of entering into joint venture real estate development projects. Fox Valley currently owns a single parcel of real estate valued at $105,000.

    ELGIN AGENCY, INC. Elgin Agency, Inc. ("EAI") is the wholly-owned subsidiary of Fox Valley. EAI is a service corporation that sells tax-deferred annuity products on an agency basis. EAI has one salesperson who is employed on a commission basis.

PERSONNEL

    As of December 31, 1997, the Bank had 95 full-time employees and 24 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good. See "Management of the Bank--Benefit Plans" for a description of certain compensation and benefit programs offered to the Bank's employees.

                           REGULATION AND SUPERVISION

GENERAL

    The Bank is an Illinois State chartered mutual savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation by the Commissioner, as its chartering authority, and by the FDIC, as the deposit insurer. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Commissioner and the FDIC to assess the Bank's compliance with various regulatory requirements and financial condition. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Commissioner, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Holding Company will also be required to file certain reports with, and otherwise comply with the rules and regulations, of the OTS, the Commissioner and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Holding Company are referred to below or elsewhere herein.

    The Commissioner has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Commissioner. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner. The Commissioner also assesses fees for examinations conducted by the Commissioner's staff, based upon the number of hours spent by the Commissioner's staff performing the examination. During the year ended December 31, 1997, the Bank paid approximately $48,000 in supervisory fees and expenses.

REGULATIONS

    CAPITAL REQUIREMENTS. Under the Illinois Savings Bank Act ("ISBA") and the regulations of the Commissioner, an Illinois savings bank must maintain a minimum level of total capital equal to the higher of 3% of total assets or the amount required to maintain insurance of deposits by the FDIC. The Commissioner has the authority to require an Illinois savings bank to maintain a higher level of capital if the Commissioner deems such higher level necessary based on the savings bank's financial condition, history, management or earnings prospects. The FDIC has also adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. At December 31, 1997, the Bank's risk-weighted assets totalled $185.7 million.

    These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). At December 31, 1997, the Bank's Tier I Capital was $31.5 million, or 9.67%. Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital. At December 31, 1997, the Bank's Tier II Capital was $32.6 million, or 17.57%

    In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

    The following is a summary of the Bank's regulatory capital at December 31, 1997:

GAAP Capital to Total Assets.........................................................       9.71%
Total Capital to Risk-Weighted Assets................................................      17.57%
Tier I Leverage Ratio................................................................       9.67%
Tier I to Risk-Weighted Assets.......................................................      16.96%

    In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The agencies have determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

    STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, ("FDI Act"). The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

    LENDING RESTRICTIONS. Under the ISBA, the Bank is prohibited from making secured or unsecured loans for business, corporate, commercial or agricultural purposes representing in the aggregate an amount in excess of 15% of its total assets, unless the Commissioner authorizes in writing a higher percentage limit for such loans upon the request of an institution.

    The Bank is also subject to a loans-to-one borrower limitation. Under the ISBA, the total loans and extensions of credit, both direct and indirect, by the Bank to any person (other than the United States or its agencies, the State of Illinois or its agencies, and any municipal corporation for money borrowed) outstanding at one time must not exceed the greater of $500,000 or 20% of the Bank's total capital plus general loan loss reserves. In addition, the Bank may make loans in an amount equal to an additional 10% of the Bank's capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral.

    The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that (i) are secured by real estate or (ii) are made for the purpose of financing the construction or improvements on real estate. The FDIC regulations require each institution to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC guidelines, which include loan-to-value limitations for the different types of real estate loans. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

    DIVIDEND LIMITATIONS. Under the ISBA, dividends may only be declared when the total capital of the Bank is greater than that required by Illinois law. Dividends may be paid by the Bank out of its net profits (i.e., earnings from current operations, plus actual recoveries on loans, investments, and other assets after deducting all current expenses, including dividends or interest on deposit accounts, additions to reserves as may be required by the Commissioner, actual losses, accrued dividends on preferred stock, if any, and all state and federal taxes). The written approval of the Commissioner must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any year in an amount in excess of 50% of its net profits for that year. A savings bank may not declare dividends in excess of its net profits in any year without the approval of the Commissioner. Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC capital regulations or otherwise specified by the FDIC, (ii) the amount required by the Commissioner or (iii) the amount required for the liquidation account to be established by the Bank in connection with the Conversion. The
Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the Commissioner or the FDIC determines that the distribution would constitute an unsafe or unsound practice. For the year ended December 31, 1997, the Bank's net income was $2.7 million, and the Bank could have paid dividends with the written approval of the Commissioner.

PROMPT CORRECTIVE REGULATORY ACTION

    Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

    The FDIC has adopted regulations to implement the prompt corrective action legislation. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At the time of its last FDIC examination, the Bank was categorized as "well capitalized."

    "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institutions in an amount equal to the lesser of 5.0% of the Bank's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions also may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator. Generally, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institution within 270 days after it obtains such status.

TRANSACTIONS WITH AFFILIATES

    Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

    Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus.
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person and their related interests) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to
Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made pursuant to a benefit or compensation program that is widely available to the Bank's employees and does not give preference to the insider over the employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

ENFORCEMENT

    The Commissioner and FDIC have extensive enforcement authority over Illinois-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

    The Commissioner is given authority by Illinois law to appoint a conservator or receiver for an Illinois savings bank under certain circumstances including, but not limited to, insolvency, a substantial dissipation of assets due to violation of law, regulation, order of the Commissioner or unsafe or unsound practice or the occurrence of an unsafe or unsound condition likely to cause insolvency or a substantial dissipation of assets or earnings that will weaken the condition of the savings bank and prejudice the interests of depositors. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state savings bank if that savings bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the savings bank became "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. See "--Prompt Corrective Regulatory Action." The FDIC may also appoint itself as conservator or receiver for a state savings bank under certain circumstances on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the savings bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

INSURANCE OF DEPOSIT ACCOUNTS

    Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF") (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

    In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank could have been placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

    On September 30, 1996, the President of the United States signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended December 31, 1996 and is generally tax deductible. The SAIF Special Assessment paid by the Bank amounted to $1.5 million.

    The Funds Act also spread the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of 1.3 basis points, while SAIF deposits pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date of the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

    As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

    The Bank's assessment rate for the year ended December 31, 1996 ranged from
6.5 to 23 basis points, excluding the SAIF Special Assessment rate of 65.7 basis points, and the regular premium paid was $2.0 million. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

    Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

FEDERAL RESERVE SYSTEM

    The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.8 million, the reserve requirement is $1.43 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. Federal Home Loan Bank ("FHLB") System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

COMMUNITY REINVESTMENT ACT

    Under the Community Reinvestment Act, as amended ("CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating and require the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system which replaced the five-tiered numerical rating system. The Bank's latest CRA rating, received from the FDIC was "Satisfactory."

FEDERAL HOME LOAN BANK SYSTEM

    The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1997 of $2.1 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At December 31, 1997, the Bank had $24.0 million in FHLB advances.

    The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1997, 1996 and 1995, cash dividends from the FHLB to the Bank amounted to approximately $140,000, $137,000 and $125,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

HOLDING COMPANY REGULATION

    Federal law allows a state savings bank that qualifies as a "qualified thrift lender" ("QTL"), discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners' Loan Act, as amended ("HOLA"). Such election would result in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank has made such election and has received approval from the OTS to become a savings and loan holding company. The Company will be regulated as a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company will be required to register with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank will be required to notify the OTS at least 30 days before declaring any dividend to the Company. Because the Bank is chartered under Illinois law, the Company will also be subject to registration with and regulation by the Commissioner under the ISBA.

    As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended ("BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the HOLA.

    The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the OTS. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

    The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

    In order to elect and continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a QTL. In order to qualify as a QTL, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Code, or with a Qualified Thrift Lender Test ("QTL Test"). Under the QTL Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails to qualify as a QTL must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of December 31, 1997, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the QTL test in each of the prior 12 months and, therefore, met the QTL test. Recent legislative amendments have broadened the scope of "qualified thrift investments" that go toward meeting the QTL test to fully include credit card loans, student loans and small business loans.

INTERSTATE BANKING AND BRANCHING

    The Company, as a savings and loan holding company, will be limited under HOLA with respect to its acquisition of a savings association located in a state other than Illinois. In general, a savings and loan holding company may not acquire an additional savings association subsidiary that is located in a state other than the home state of its first savings association subsidiary unless such an interstate acquisition is permitted by the statutes of such other state. Many states permit such interstate acquisitions if the statutes of the home state of the acquiring savings and loan holding company satisfy various reciprocity conditions. Illinois is one of a number of states that permit, subject to the reciprocity conditions of the ISBA, out-of-state bank and savings and loan holding companies to acquire Illinois savings institutions.

    In contrast, bank holding companies are generally authorized to acquire banking subsidiaries in more than one state irrespective of any state law restrictions on such acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which was enacted on September 29, 1994, permits approval under the BHC Act of the acquisition of a bank located outside of the holding company's home state regardless of whether the acquisition is permitted under the law of the state of the acquired bank. The Federal Reserve Board may not approve an acquisition under the BHC Act that would result in the acquiring holding company controlling more than 10% of the deposits in the United States or more than 30% of the deposits in any particular state.

    In the past, branching across state lines was not generally available to a state bank such as the Bank. The Interstate Banking Act permitted, beginning June 1, 1997, the responsible federal banking agencies to approve merger transactions between banks located in different states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act prior to June 1, 1997, and permits a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, the Interstate Banking Act permits a bank, such as the Bank, to acquire branches in a state other than Illinois unless the other state has opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

    The Interstate Banking Act may facilitate the further consolidation of the banking industry. The effect of the Interstate Banking Act on the Bank, if any, is likely to occur as banking institutions, state legislators, and bank regulators respond to the new federal regulatory structure. The states will have to establish appropriate corporate law, tax and regulatory structures to adjust to the growth of new interstate banks.

THRIFT RECHARTERING

    The Bank is subject to extensive regulation and supervision as a savings bank. In addition, the Company, as a savings and loan holding company, will be subject to extensive regulation and supervision. Such regulations, which affect the Bank on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations is also subject to change by the authorities who examine the Bank and interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Commissioner, the OTS, the FDIC or the Congress, could have a material impact on the Company, the Bank, its operations or the Conversion.

    Recently enacted legislation provides that the BIF and the SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and the OTS. A bill passed by the House Banking Committee would require all federal savings associations to convert to a national or state bank charter within two years of enactment or they would automatically become national banks. The bill, as currently drafted, would not require state savings banks, such as the Bank, to change their charter. However, the bill would require all savings and loan holding companies, such as the Company, to become bank holding companies. A grandfathering provision would allow former savings and loan holding companies to continue to engage in activities permitted as a savings and loan holding company even if not permitted for a bank holding company. Existing regulation of savings and loan holding company capital would also be grandfathered. The grandfathering would be lost under certain circumstances, however, such as a change in control of the holding company, upon certain acquisitions and upon the subsidiary bank's failure to meet the QTL test as in effect upon the legislation's enactment. Subject to a narrow grandfathering provision, all savings and loan holding companies would become subject to the same regulation and activities restrictions as bank holding companies under the pending legislative proposals. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Board of Governors of the Federal Reserve Board with respect to the regulation of holding companies. The Bank is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Bank is also unable to predict whether the SAIF and BIF will eventually be merged.

FEDERAL SECURITIES LAWS

    The Company has filed with the SEC a registration statement under the Securities Act for the registration of the Common Stock to be issued pursuant to the Conversion. Upon completion of the Conversion, the Company's Common Stock will be registered with the SEC under the Exchange Act. The Company will then be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

    The registration under the Securities Act of shares of the Common Stock to be issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

    GENERAL. The Company and the Bank will report their income on a consolidated basis, using a calendar year and the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's treatment of its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank had been last audited by the IRS for the five-year period ended 1984. The Bank was also audited by the State of Illinois for the three-year period ended 1994. Both audits resulted in adjustments which were immaterial to the Bank's financial statements.

    BAD DEBT RESERVES. The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Code relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e. take into income) certain portions of their accumulated bad debt reserves. The effect of the 1996 Act on the Bank is discussed below. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. The Bank's deduction with respect to non-qualifying loans was required to be computed under the Experience Method.

    THE 1996 ACT. Under the 1996 Act, for its current and future taxable years, as a "Small Bank" the Bank is permitted to make additions to its tax bad debt reserves under an Experience Method based on total loans. However, the Bank is required to recapture (i.e. take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. The recapture was suspended for 1996 because the Bank met certain residential loan requirements. If the Bank continues to meet the residential loan requirements in 1997, the six-year recapture period will begin in 1998. As of December 31, 1995, the Bank's tax bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $2.2 million. However, the Bank will not incur an additional tax liability related to its tax bad debt reserves as the Bank has previously provided deferred taxes on the recapture amount.

    DISTRIBUTIONS. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. The term "non-dividend distributions" is defined as distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not cause this pre-1988 reserve to be included in the Bank's income.

    The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

    CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryforwards. The adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2 million, is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT.

    DIVIDENDS RECEIVED DEDUCTION AND OTHER MATTERS. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be excluded.

STATE TAXATION

    ILLINOIS STATE TAXATION. The Bank and its subsidiaries are required to file Illinois income tax returns and pay tax at an effective tax rate of 7.18% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications the primary one of which is the exclusion of interest income on United States obligations.

    The Bank and its subsidiaries file one combined corporation return for State of Illinois income tax purposes.

    DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2. PROPERTIES.

    The Bank conducts its business through an executive and full-service branch office located in Elgin and five other full-service branch offices. In addition, in 1998, the Bank plans to purchase vacant land located in neighboring Huntley, Illinois for a new full-service branch office which office is expected to become operational in late 1998. This plan is contingent upon the expansion of certain real estate development projects in the Huntley area. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                                             NET BOOK
                                                                                               VALUE
                                                                                            OF PROPERTY
                                                                                                OR
                                                                  ORIGINAL                   LEASEHOLD
                                                                    YEAR                   IMPROVEMENTS
                                                       LEASED      LEASED       DATE OF         AT
                                                         OR          OR          LEASE     DECEMBER 31,
LOCATION                                                OWNED     ACQUIRED    EXPIRATION       1997
----------------------------------------------------  ---------  -----------  -----------  -------------
                                                                                                (IN
                                                                                            THOUSANDS)

EXECUTIVE/MAIN/BRANCH OFFICE:

1695 Larkin Avenue..................................  Owned            1973           --     $   1,100
Elgin, Illinois 60123

BRANCH OFFICES:

850 Summit Street...................................  Owned            1983           --           382
Elgin, Illinois 60120

176 East Chicago Avenue.............................  Owned            1953           --           188
Elgin, Illinois 60120

1000 S. McLean Boulevard............................  Leased           1996         2011           173
Elgin, Illinois 60123

390 South Eighth Street.............................  Owned            1980           --         1,130
Route 31 & Village Quarter Road West Dundee,
Illinois 60118

123 South Randall Road..............................  Leased           1993         1998           125
Algonquin, Illinois 60102

OTHER PROPERTIES:

44 South Lyle Street................................  Owned            1986           --            87
Elgin, Illinois 60123 (1)

1665 Larkin Avenue..................................  Owned            1996           --           925
Elgin, Illinois 60123 (2)

------------------------------

(1) The Property consists of one commercial retail unit and a parking lot. The property is located across the street from the Bank's main office and the parking lot is utilized by Bank customers and employees.

(2) The property is located immediately adjacent to the Bank's main office and consists of commercial office space and a parking lot. A portion of the property has been utilized by the Bank in the expansion of its "drive-through" teller operations.

ITEM 3. LEGAL PROCEEDINGS.

    The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company was formed in October 1997 and has never issued capital stock. The Bank, as a mutual institution, has never issued capital stock. The Company has received conditional approval to have its Common Stock listed on the AMEX under the symbol "EFC" subject to the completion of the Conversion. Such approval is subject to various conditions, including completion of the Conversion and the satisfaction of applicable listing criteria. There can be no assurance that the Common Stock will be able to meet the applicable listing criteria in order to maintain its listing on the AMEX or that an active and liquid trading market will develop or, if developed, will be maintained. A public market having the desirable characteristics of depth, liquidity and orderliness, however, depends upon the presence in the marketplace of both willing buyers and sellers of Common Stock at any given time, which is not within the control of the Company. No assurance can be given that an investor will be able to resell the Common Stock at or above the Purchase Price of the Common Stock after the Conversion. The Board of Directors of the Company will have the authority to declare dividends on the Common Stock, subject to statutory or regulatory requirements. The Board of Directors may consider a policy of paying cash dividends on the Common Stock; however, no decision has been made as to the amount or timing of such dividends, if any.

ITEM 6. SELECTED FINANCIAL DATA.

    Set forth below are selected consolidated financial and other data of the Bank. These financial data are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Bank and Notes thereto presented elsewhere in this Annual Report.

                                                               AT DECEMBER 31,
                                            -----------------------------------------------------

                                              1997       1996       1995       1994       1993
                                            ---------  ---------  ---------  ---------  ---------

                                                               (IN THOUSANDS)

SELECTED CONSOLIDATED FINANCIAL DATA:

Total assets..............................  $ 331,863  $ 315,910  $ 298,043  $ 274,069  $ 267,147
Loans receivable, net.....................    246,695    237,678    220,937    202,543    174,617
Investment securities available for
  sale....................................     45,484     37,543     30,707     29,782     28,587
Mortgage-backed securities, net, available
  for sale................................     20,163     21,975     24,520     26,725     29,761
Deposits..................................    270,013    253,114    248,142    239,423    239,260
FHLB advances.............................     24,000     29,000     15,000      6,500         --
Retained earnings.........................     32,230     29,513     27,862     23,352     21,027

                                                                    AT DECEMBER 31,
                                                 -----------------------------------------------------

                                                   1997       1996       1995       1994       1993
                                                 ---------  ---------  ---------  ---------  ---------

                                                                    (IN THOUSANDS)

Interest income................................  $  24,477  $  23,421  $  21,432  $  19,528  $  19,597
Interest expense...............................     13,249     12,513     11,157      9,106      9,338
                                                 ---------  ---------  ---------  ---------  ---------
  Net interest income before provision for loan
    losses.....................................     11,228     10,908     10,275     10,422     10,259
Provision for loan losses......................        354         54         72         90         93
                                                 ---------  ---------  ---------  ---------  ---------
  Net interest income after provision for loan
    losses.....................................     10,874     10,854     10,203     10,332     10,166
Noninterest income.............................        801        802        674        569        677
Noninterest expense............................      7,599      8,482      6,370      6,102      5,421
                                                 ---------  ---------  ---------  ---------  ---------
  Earnings before income tax expense...........      4,076      3,174      4,507      4,799      5,422
Income tax expense.............................      1,388      1,132      1,746      1,843      2,086
                                                 ---------  ---------  ---------  ---------  ---------
Net earnings...................................  $   2,688  $   2,042  $   2,761  $   2,956  $   3,336
                                                 ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------

                                                   (Continued on following page)

                                                       FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------

                                                  1997     1996 (1)     1995       1994       1993
                                                ---------  ---------  ---------  ---------  ---------

                                                                 (DOLLARS IN THOUSANDS)

                                                                       (UNAUDITED)

Selected Financial Ratios and Other Data (2):

Performance Ratios:

  Return on average assets......................       0.82%      0.66%      0.97%      1.09%      1.28%
  Return on average retained earnings...........       8.67       7.09      10.64      12.92      16.98
  Average retained earnings to average assets...       9.52       9.33       9.11       8.43       7.53
  Retained earnings to total assets at end of
    period......................................       9.71       9.34       9.35       8.52       7.87
  Net interest rate spread (3)..................       2.91       2.96       3.06       3.50       4.58
  Net interest margin (4).......................       3.52       3.59       3.65       3.93       4.53
  Average interest-earning assets to average
    interest-bearing liabilities................     114.63     115.19     114.95     112.61      98.69
  Total noninterest expense to average assets...       2.33       2.75       2.24       2.25       2.08
  Efficiency ratio (5)..........................      63.17      72.43      58.18      55.52      49.57
  Net interest income to operating expenses.....     147.76     128.60     161.30     170.80     189.25

Regulatory Capital Ratios (6):

  Leverage capital..............................       9.67       9.33       9.24       8.68       7.96
  Total risk-based capital......................      17.57      16.49      16.26      15.82      17.04
Asset Quality Data and Ratios:
  Total non-performing loans (7)................  $   1,952  $     516  $     789  $     543  $   1,088
  Real estate owned, net........................         98         67        477        581        770
  Total non-performing assets (8)...............      2,050        583      1,266      1,124      1,858
  Allowance for loan losses.....................      1,126        808        754        682        592
  Non-performing loans as a percent of loans
    (7)(9)......................................       0.79%      0.22%      0.36%      0.27%      0.62%
  Non-performing assets as a percent of total
    assets (8)..................................       0.62       0.19       0.43       0.41       0.70
  Allowance for possible loan losses as a
    percent of loans (9)........................       0.46       0.34       0.34       0.34       0.34
  Allowance for possible loan losses as a
    percent of total non-performing loans (7)...      57.68     156.60      95.60     125.60      54.40
  Net charge-offs as a percent of loans (9).....       0.01         --         --         --         --

Other Data:

Number of customer facilities...................          6          6          7          7          6

------------------------------

(1) Includes effect of the one-time special assessment of $1.5 million, on a pre-tax basis, to recapitalize the SAIF, which the Bank recognized in the quarter ended September 30, 1996.

(2) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(3) The net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4) The net interest margin represents net interest income as a percent of average interest-earning assets.

(5) The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(6) For definitions and further information relating to the Bank's regulatory capital requirements, see "Regulation and Supervision--Regulations--Capital Requirements."

(7) Non-performing loans consist of all non-accrual loans and all other loans 90 days or more past due. It is the Bank's policy to generally cease accruing interest on all loans 90 days or more past due. See "Business of the Bank--Delinquent Loans, Classified Assets and Real Estate Owned."

(8) Non-performing assets consist of non-performing loans and real estate owned, net ("REO").

(9) Loans represent loans receivable net, excluding the allowance for loan losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the Bank's Consolidated Financial Statements and notes thereto, each appearing elsewhere in the Annual Report. In addition to historical information, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements as a result of certain factors.

GENERAL

    The Company has only recently been formed and, accordingly has no results of operations. The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Bank's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates non-interest income such as service charges and other fees. The Bank's non-interest expenses primarily consist of employee compensation and benefits, depreciation and repairs, federal deposit insurance premiums, data processing fees, office building expenses and other operating expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies. The Bank exceeded all of its regulatory capital requirements at December 31, 1997. See "Regulation--Federal Savings Institution Regulation--Capital Requirements."

FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results of the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Registrant's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

    The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

MANAGEMENT STRATEGY

    The Bank operates as a consumer-oriented savings bank, offering traditional savings deposit and loan products to its local community. In recent years, the Bank's strategy has been to maintain profitability while managing its mutual capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Bank has sought to: (1) control credit risk by emphasizing the origination of single-family, owner-occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans;
(2) offer superior service and competitive rates to increase the core deposit base consistent with its capital management goals; (3) invest funds in excess of loan demand in mortgage-backed and investment securities; (4) control operating expenses; and (5) reduce exposure to interest rate risk by emphasizing the origination of ARM loans, with terms of up to 30 years and interest rates which adjust every one, two or three years from the outset of the loan, or which adjust annually after a three, five or seven year initial fixed period. The Bank also offers fixed-rate loans with terms ranging from ten to 30 years, emphasizing those with terms of less than 30 years to further reduce interest rate risk exposure.

    In recent years, most locally headquartered competitors in the Bank's market area have been acquired by larger, regional financial institutions, resulting in a reduced presence of local, community-based banks. The Bank believes that this reduction of community-based institutions has created opportunities for the Bank, as one of the few remaining locally headquartered financial institutions in its market area, to achieve controlled asset growth and moderate geographic expansion. To take advantage of this perceived opportunity, the Bank intends to:
(1) maintain its traditional community thrift orientation as a provider of residential mortgage products; (2) more aggressively develop and market new and existing non-deposit products, secured and unsecured commercial lending, commercial real estate lending and commercial deposit accounts; and (3) increase the Bank's market share through the continued establishment and/or acquisition of additional branch locations.

    Historically, the bank has utilized the America's Community Bankers (ACB) Peer Group Report (the "ACB Report") to compare performance measures such as:
Return on Assets, Return on Equity, and Net Interest Margin. Based on the ACB Report for the second quarter of 1997, the Bank performed favorably. Compared to peers of similar asset size, the Bank, with a .96% Return on Assets, 10.19% Return on Equity, and 3.09% Net Interest Margin, exceeded the average in each category (R.O.A. -.95%, R.O.E.-- 9.65%, and N.I.M.--3.00%, respectively).
Compared to peers of similar ownership type (mutual institutions), the Bank exceeded the average in Return on Equity (9.14%) and Net Interest Margin (3.02%). The average R.O.A. was 1.00%, slightly above the Bank's performance. The Bank intends to improve in these performance measurements through the implementation of the particular strategies discussed above.

    MAINTAINING COMMUNITY ORIENTATION. Management is seeking to maintain the value of the Bank's existing franchise in its primary market area, which is based in large part upon its long-standing reputation for a high level of customer service in the delivery of traditional thrift products and services and active community involvement. It intends to maintain its community orientation by continuing to emphasize and expand upon its traditional deposit and loan products, primarily single-family residential mortgages. Many of the Bank's directors and senior officers belong to service or community organizations within the local market area. The Bank encourages such participation in the belief that it contributes to the Bank's community presence. The Bank further intends to enhance its community involvement through the establishment of a charitable foundation.

    EXPANSION OF PRODUCTS AND SERVICES OFFERED. To take advantage of a perceived opportunity created by the reduced presence of community-based financial institutions in its primary market area, the Bank intends to expand its customer services and product lines in an effort to increase volume, thereby generating increased interest and fee income. The Bank will maintain its emphasis on the origination of one- to four- family residential mortgage loans. While the Bank believes it has priced its adjustable-rate loan products aggressively, it has historically priced its fixed-rate products above market in order to de-emphasize the origination of such loans. Recently, however, the Bank has begun pricing its fixed-rate loan products more competitively in order to increase such originations. The Bank also intends to place increased emphasis on other existing products and services which include, but are not limited to, non-deposit products, secured and unsecured commercial business lending, commercial real estate lending and commercial deposit accounts. At the same time, the Bank is considering the introduction of new products and services, including credit and debit cards, telephonic banking and eventually, home banking.

    Management believes that the diversification of the Bank's loan products may expose it to a higher degree of credit risk than is involved in the Bank's one- to four-family residential mortgage lending activity. As a result, the Bank has increased and may continue to increase the level of its provision for loan losses in future periods over that experienced in past years.

    INCREASING MARKET SHARE. Management is also seeking to increase the Bank's market share through expansion of the branch network, as well as through expansion of the product and customer base. Within the last year, the Bank has concentrated on the upgrade and expansion of its branch facilities, including interior renovations of its home office, increased drive-through and ATM facilities and the relocation in 1996 of a branch within Elgin to a more heavily traveled location, in order to accommodate an increased customer base. The Bank has also sought to increase its market presence through the establishment of a Web site, through which the Bank advertises its loan and deposit rates.

    The Bank plans to acquire property in the neighboring community of Huntley, on which it intends to construct a new branch office during 1998. The Huntley location represents an expansion of the Bank's current market area. The Company and the Bank may use a portion of the net Conversion proceeds to open additional branch offices, although the Bank is seeking only moderate geographic expansion within the immediate future. Neither the Company nor the Bank have any additional pending agreements or understandings regarding acquisitions of any specific branch offices at this time.

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

    The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank's Board of Directors reviews the Bank's interest rate risk position on a quarterly basis. The Bank's Asset/Liability Committee is comprised of the Bank's entire Board of Directors and members of senior management. The Committee is responsible for reviewing the Bank's activities and strategies, the effect of those strategies on the Bank's net interest margin, the market value of the portfolio and the effect that changes in the interest rates will have on the Bank's portfolio and the Bank's exposure limits.

    In recent years, the Bank has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate mortgage loans and shorter-term fixed-rate mortgage loans and consumer loans consisting primarily of home equity lines of credit and (2) investing in short-term and adjustable-rate securities which may generally bear lower yields as compared to longer-term investments, but which better position the Bank for increases in market interest rates. See, however, "-- Management Strategy" for information on the Bank's repricing strategy which may increase the level of fixed-rate loans in the Bank's portfolio. The Bank currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

    In the event of sharply rising interests rates, the Bank has, with retention in mind, competitively price deposits, particularly time deposits. As necessary, the Bank has offered competitive special products to increase retention. Historically, the Bank has retained significant levels of maturing time deposits based on the above practice, as well as effective customer service and long-standing relationships with customers. From October 2, 1996 to December 31, 1997, the Bank experienced an 84.7% retention rate of funds maturing from time deposits.

    GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 1997, the Bank's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was (23.49)%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1997, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. For loans on residential properties, adjustable-rate loans, and fixed-rate loans, actual repricing and maturity dates were used. Mortgage-backed securities were assumed to prepay at rates between 15.5% and 35.3% annually. Savings accounts were assumed to decay at 19.89%, 19.89%, 39.78%, 5.67%, 4.10%, 5.94% and 4.73%, money market savings accounts were assumed to decay at 16.22%, 16.22%, 32.45%, 21.42%, 8.35%, 4.83% and 0.51%,
and NOW accounts were assumed to decay at 14.72%, 14.72%, 29.43%, 13.96%, 9.22%, 11.58% and 6.37% for the periods of three months or less, three to six months, six to 12 months, one to three years, three to five years, five to ten years and more than ten years, respectively. These assumptions are generally based on the OTS's deposit decay guidelines at June 30, 1997. Prepayment and deposit decay rates can have a significant impact on the Bank's estimated gap. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                                             AT DECEMBER 31, 1997
                   --------------------------------------------------------------------------------------------------------
                        3         MORE THAN      MORE THAN     MORE THAN    MORE THAN    MORE THAN
                     MONTHS      3 MONTHS TO    6 MONTHS TO    1 YEAR TO   3 YEARS TO   5 YEARS TO    MORE THAN
                     OR LESS      6 MONTHS        1 YEAR        3 YEARS      5 YEARS     10 YEARS      10 YEARS    TOTAL
                   -----------  -------------  -------------  -----------  -----------  -----------  -----------  --------
                                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING
  ASSETS (1):
Short-term
  deposits.......   $   7,717            --             --            --           --           --           --   $   7,717
Investment
  securities
  (2)............          --         4,997          7,981         9,284        9,559        9,657        2,999      44,477
Mortgage-backed
  and mortgage-
  related
  securities
  (2)............       1,841           863          2,196         5,790        3,999        3,636        1,727      20,052
Mortgage loans,
  net (3)........      11,994         9,628         31,802        59,693       19,792       13,295       87,590     233,794
Other loans......       9,897            41            125           566          741          244           27      11,641
FHLB stock.......       2,051            --             --            --           --           --           --       2,051
                   -----------  -------------  -------------  -----------  -----------  -----------  ---------- -----------
Total interest-
  earning
  assets.........      33,500        15,529         42,104        75,333       34,091       26,832       92,343     319,732
                   -----------  -------------  -------------  -----------  -----------  -----------  -----------  ---------

INTEREST-BEARING
  LIABILITIES:
Money market
  savings
  accounts.......       4,861         4,861          9,726         6,420        2,503        1,448          153      29,972
Passbook savings
  accounts.......      10,292        10,292         20,585         2,934        2,122        3,074        2,447      51,746
NOW accounts.....       3,918         3,918          7,833         3,716        2,454        3,082        1,696      26,617
Certificates of
  deposit........      22,119        20,692         47,979        51,783        9,496           37           --     152,106
FHLB advances....          --            --          2,000        12,000       10,000           --           --      24,000
                   -----------  -------------  -------------  -----------  -----------  -----------  -----------  ---------
Total interest-
  bearing
  liabilities....      41,190        39,763         88,123        76,853       26,575        7,641        4,296     284,441
                   -----------  -------------  -------------  -----------  -----------  -----------  -----------  ---------

Interest
  sensitivity gap
  (4)............   $  (7,690)      (24,234)       (46,019)       (1,520)       7,516       19,191       88,047
                   -----------  -------------  -------------  -----------  -----------  -----------  -----------
                   -----------  -------------  -------------  -----------  -----------  -----------  -----------
Cumulative
  interest
  sensitivity
  gap............   $  (7,690)      (31,924)       (77,943)      (79,463)     (71,947)     (52,756)      35,291
                   -----------  -------------  -------------  -----------  -----------  -----------  -----------
                   -----------  -------------  -------------  -----------  -----------  -----------  -----------
Cumulative
  interest
  sensitivity gap
  as a percentage
  of total
  assets.........       (2.32)%       (9.62)%       (23.49)%      (23.95)%     (21.68)%     (15.90)%      10.63%
Cumulative
  interest
  sensitivity gap
  as a percentage
  of total
  interest-
  earning
  assets.........       (2.41)%       (9.99)%       (24.38)%      (24.85)%     (22.50)%     (16.50)%      11.04%
Cumulative net
 interest-earning
  assets as a
  percentage of
  cumulative
  interest-bearing
  liabilities....      81.33%        60.57%         53.90%        67.69%        73.60       81.17%       112.41%

------------------------
(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2) Investment and mortgage-backed securities available for sale are shown at amortized cost.

(3) For purposes of the gap analysis, the allowance for loan losses and non-performing loans have been excluded.

(4) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

    Certain shortcomings are inherent in the method of analysis presented in the Gap Table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

ANALYSIS OF NET INTEREST INCOME

    Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

    AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Bank for the years ended December 31, 1997, 1996 and 1995. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields.

                                                            FOR THE YEAR ENDED DECEMBER 31,
                    ---------------------------------------------------------------------------------------------------------------
                                 1997                                 1996                                    1995
                    -------------------------------  ---------------------------------------  -------------------------------------
                                           AVERAGE                                 AVERAGE                                AVERAGE
                     AVERAGE               YIELD/       AVERAGE                    YIELD/       AVERAGE                   YIELD/
                     BALANCE   INTEREST     COST        BALANCE      INTEREST       COST        BALANCE     INTEREST       COST
                    ---------  ---------  ---------  -------------  -----------  -----------  -----------  -----------  -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning
  assets:
  Short-term
    deposits......  $  11,512  $     320       2.78% $       7,987   $     144         1.80%   $   7,632    $     149         1.95%
  Investment
    securities....     40,065      2,849       7.11         36,367       2,494         6.86       29,578        2,033         6.87
  Mortgage-backed
    and mortgage-
    related
    securities....     20,132      1,388       6.89         22,839       1,695         7.42       26,805        1,873         6.99
  Mortgage loans,
    net...........    234,008     18,875       8.07        226,240       18,113        8.01      209,481       16,650         7.95
  Other loans.....     10,779        905       8.40          8,753          839        9.59        5,930          602        10.15
  FHLB stock......      2,051        140       6.81          2,026          136        6.71        1,894          125         6.60
                    ---------  ---------             -------------  -----------               -----------  -----------
    Total
      interest-
      earning
      assets......    318,547     24,477       7.68        304,212      23,421         7.70      281,320       21,432         7.62
                               ---------  ---------                -----------  -----------               -----------  -----------
Noninterest-earning
  assets..........      7,288                                4,452                                 3,506
                    ---------                        -------------                            -----------
    Total
      assets......  $ 325,835                        $     308,664                             $ 284,826
                    ---------                        -------------                            -----------
                    ---------                        -------------                            -----------
Liabilities and
  Retained
  Earnings:
Interest-bearing
  liabilities:
  Deposits:
  Money market
    accounts......  $  27,645  $     942       3.41% $      27,657   $     920         3.33%   $  32,343    $   1,117         3.45%
  Passbook savings
    accounts......     49,635      1,515       3.05         46,048       1,391         3.02       47,945        1,439         3.00
  NOW accounts....     25,853        520       2.01         26,666         571         2.14       25,972          581         2.24
  Certificates of
    deposit.......    149,802      8,831       5.90        144,044       8,469         5.88      127,030        7,306         5.75
                    ---------  ---------             -------------  -----------              -----------  -----------
    Total
      deposits....    252,935     11,808       4.67        244,415      11,351         4.64      233,290       10,443         4.48
  FHLB advances...     24,953      1,441       5.78         19,683       1,162         5.90       11,451          714         6.24
                    ---------  ---------             -------------  -----------              -----------  -----------
    Total
      interest-
      bearing
      liabilities..   277,888     13,249       4.77        264,098      12,513         4.74      244,741       11,157         4.56
                               ---------  ---------                -----------  -----------               -----------  -----------
Noninterest-bearing
  liabilities.....     16,937                               15,764                                14,142
                    ---------                        -------------                           -----------


    Total
     liabilities..    294,825                              279,862                               258,883
Total retained
  earnings........     31,010                               28,802                                25,943
                    ---------                        -------------                            -----------
  Total
    liabilities
    and retained
    earnings......  $ 325,835                        $     308,664                             $ 284,826
                    ---------                        -------------                            -----------
                    ---------                        -------------                            -----------
Net interest
  income..........             $  11,228                             $  10,908                              $  10,275
                               ---------                            -----------                            -----------
                               ---------                            -----------                            -----------
Interest rate
  spread..........                             2.91%                                   2.96%                                  3.06%
                                          ---------                              -----------                            -----------
                                          ---------                              -----------                            -----------
Net interest
  margin as a
  percent of
  interest-earning
  assets..........                             3.52%                                   3.59%                                  3.65%
                                          ---------                              -----------                            -----------
                                          ---------                              -----------                            -----------
Ratio of interest-
  earning assets
  to
  interest-bearing
  liabilities.....                           114.63%                                 115.19%                                114.95%
                                          ---------                              -----------                            -----------
                                          ---------                              -----------                            -----------

    RATE/VOLUME ANALYSIS. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                       YEAR ENDED                      YEAR ENDED
                                                    DECEMBER 31, 1997               DECEMBER 31, 1996
                                                       COMPARED TO                     COMPARED TO
                                                       YEAR ENDED                      YEAR ENDED
                                                    DECEMBER 31, 1996               DECEMBER 31, 1995
                                            ---------------------------------   --------------------------
                                                   INCREASE                              INCREASE
                                                  (DECREASE)                            (DECREASE)
                                                    DUE TO                                DUE TO
                                              ----------------------             --------------------------
                                                 VOLUME       RATE        NET         VOLUME         RATE         NET
                                              -----------  ---------  ---------  ---------------  ---------    ---------
                                                                     (IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Short-term deposits.....................   $      79   $      97  $     176     $       7     $     (12)            (5)
  Investment securities...................         261          94        355           464            (3)           461
  Mortgage-backed and mortgage-related
     securities, net......................        (192)       (115)      (307)         (289)          111           (178)
  Mortgage loans, net.....................         625         137        762         1,337           126          1,463
  Other loans.............................         178        (112)        66           272           (35)           237
  FHLB stock..............................           2           2          4             9             2             11
                                                 -----   ---------  ---------        ------     ---------      ---------
    Total interest-earning assets.........         953         103      1,056         1,800           189          1,989
                                                 -----   ---------  ---------        ------     ---------      ---------
INTEREST-BEARING LIABILITIES:
  Money market accounts...................          --          22         22          (159)          (38)          (197)
  Passbook savings accounts...............         110          14        124           (58)           10            (48)
  NOW accounts............................         (17)        (34)       (51)           16           (26)           (10)
  Certificates of deposit.................         334          28        362           995           168          1,163
  FHLB advances...........................         304         (25)       279           489           (41)           448
                                                 -----   ---------  ---------        ------     ---------      ---------
    Total interest-bearing liabilities....         731           5        736         1,283            73          1,356
                                                 -----   ---------  ---------        ------     ---------      ---------
Net change in net interest income.........   $     222   $      98  $     320     $     517     $     116      $     633
                                                 -----   ---------  ---------        ------     ---------      ---------
                                                 -----   ---------  ---------        ------     ---------      ---------



COMPARISON OF FINANCIAL CONDITION FOR THE YEARS ENDED DECEMBER 31, 1997 AND
  DECEMBER 31, 1996

    Total assets at December 31, 1997 were $331.9 million, which represented an increase of $16.0 million, or 5.1%, compared to $315.9 million at December 31, 1996. The increase in total assets was primarily due to increases in investment securities and loans receivable. Investment securities increased by $8.0 million to a balance of $45.5 million at December 31, 1997 compared to $37.5 million at December 31, 1996. This increase was primarily due to an increase of $7.5 million in U.S. Treasuries and FHLB securities to $35.5 million at December 31, 1997 compared to $28.0 million at December 31, 1996. Loans receivable, net, increased by $9.0 million to $246.7 million at December 31, 1997 as compared to $237.7 million at December 31, 1996. The increase in loans receivable, net, was primarily attributable to a $10.2 million increase in the Bank's one- to four-family mortgage loan portfolio during the year ended December 31, 1997. The growth in total assets was funded by a $16.9 million, or 6.7%, increase in savings deposits which totalled $270.0 million at December 31, 1997, compared to $253.1 million at December 31, 1996. The increase in savings deposits was offset by advance repayments to the FHLB-Chicago of $5.0 million, reducing the level of outstanding borrowed funds to $24.0 million at December 31, 1997 from $29.0 million at December 31, 1996. Accrued expenses and other liabilities increased by $1.2 million, or 50.0%, to $3.6 million at December 31, 1997 as compared to $2.4 million at December 31, 1996. This increase was primarily due to an increase of $1.0 million in official checks outstanding to $2.7 million at December 31, 1997 as compared to $1.7 million at December 31, 1996. Retained earnings increased by $2.7 million, or 9.2%, to $32.2 million at December 31, 1997 as compared to $29.5 million at December 31, 1996. The $2.7 million increase represents net earnings for the year ended December 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND
  DECEMBER 31, 1996

    GENERAL. The Bank's net income increased by $646,000, or 31.6%, to $2.7 million for the year ended December 31, 1997, from $2.0 million for the year ended December 31, 1996. This increase in net income was primarily attributable to a decrease in noninterest expense as a result of the absence of the one-time special assessment to recapitalize the SAIF (the "SAIF Special Assessment"), as well as an increase of $320,000 in net interest income before provision for loan losses.

    INTEREST INCOME. Interest income increased by $1.1 million, or 4.5%, to $24.5 million for the year ended December 31, 1997, when compared to 1996. This increase resulted from an increase in interest earning assets offset by a decrease in average yield. The largest component was an increase of $762,000 in mortgage loan interest income for the year ended December 31, 1997. This resulted from an increase in the average balance of $7.7 million, and an increase in the yield of 6 basis points. Overall, the average yield on the Bank's interest-earning assets decreased by 2 basis points to 7.68% for the year ended December 31, 1997 from 7.70% for the year ended December 31, 1996. The average balance of interest-earning assets increased by $14.3 million, or 4.7%, to $318.5 million for the year ended December 31, 1997 from $304.2 million for the year ended December 31, 1996.

    INTEREST EXPENSE. Interest expense increased by $736,000, or 5.9%, to $13.2 million for the year ended December 31, 1997, from $12.5 million for the year ended December 31, 1996. This increase resulted from the combination of an increase in the average balance of deposits and an overall increase in the average rate paid on those deposits. The average rate paid on total deposits increased to 4.67% for the year ended December 31, 1997 from 4.64% for the year ended December 31, 1996. In addition, the rate paid on FHLB-Chicago advances decreased to 5.78% for the year ended December 31, 1997 from 5.90% for the year ended December 31, 1996, while the average balance outstanding increased by $5.3 million. The average balance of interest-bearing liabilities increased by $13.9 million, or 5.3%, to $278.0 million at December 31, 1997 from $264.1 million at December 31, 1996. This increase reflects an $8.6 million increase in the deposit accounts, with the remaining $5.3 million increase attributable to an increase in advances from the FHLB-Chicago.

    NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $320,000, or 2.9%, to $11.2 million for the year ended December 31, 1997 from $10.9 million in 1996. This increase was primarily attributable to a $14.3 million increase in the average balance of interest earning assets, at an average yield of 7.68%, offset by an increase in the average balance of interest-bearing liabilities of $13.9 million, at an average cost of 4.77%. This combination resulted in a decline in interest rate spread of 5 basis points to 2.91% for the year ended December 31, 1997, as compared to 2.96% for the year ended December 31, 1996.

    PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased by $300,000, to $354,000 for the year ended December 31, 1997 from $54,000 in 1996. At December 31, 1997 and 1996, non-performing loans totalled $2.0 million and $516,000, respectively. At December 31, 1997, the ratio of the allowance for loan losses to non-performing loans was 57.7% compared to 156.6% at December 31, 1996. The increase in non-performing loans is primarily due to a $1.2 million first mortgage loan becoming adversely classified during the third quarter of 1997. The Bank classified the loan as substandard and non-performing. The ratio of the allowance to total loans was 0.46% and 0.34%, at December 31, 1997 and 1996, respectively. Charge-offs totalled $36,000 in 1997. There were no charge-offs during 1996. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors. The analysis is compared to actual losses, peer group comparisons and economic conditions. Management considered an increase in the provision for loan losses to be appropriate in 1997 based on these factors as well as a change in the reserve methodology employed by management. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any known losses reasonably expected in the existing loan portfolio. While

Management estimates loan losses using the best available information, no assurance can be given that additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans and other factors, both within and outside management's control.

    NONINTEREST INCOME. Noninterest income totalled $801,000 and $802,000 for the years ended December 31, 1997 and 1996, respectively. Real estate and insurance commissions and service fees increased $98,000 and $60,000, respectively, for the year ended December 31, 1997 as compared to 1996. The 1997 increase, however, was offset by a decrease in gain on sale of foreclosed real estate to $8,000 for the year ended December 31, 1997 from $121,000 in 1996, as well as a decrease in other income of $46,000 in 1997 as compared to 1996.

    NONINTEREST EXPENSE. Noninterest expense decreased by $883,000, or 10.4%, to $7.6 million for the year ended December 31, 1997 from $8.5 million for 1996. Federal insurance premiums decreased by $1.8 million as a result of the SAIF Special Assessment of $1.5 million paid in 1996 and the decrease in deposit insurance premium rates from 23 cents per $100 of deposits prior to October 1, 1996 to 6.5 cents per $100 of deposits subsequent to that date. Compensation and benefits increased by $497,000, or 14.5%, to $3.9 million for the year ended December 31, 1997 compared to $3.4 million in 1996, primarily due to a combination of annual salary increases and the addition of staff during 1997. Other operating expenses, including advertising, marketing, insurance, postage, communications and other office expense increased by a combined $217,000, or 11.9%, to $2.0 million in 1997 compared to $1.8 million in 1996. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking service to a growing market base. The Bank expects that salary and benefits expense may increase after the Conversion, primarily as a result of the adoption of various employee benefit plans and compensation adjustments contemplated in connection with the Conversion. In this regard, the proposed ESOP, which intends to purchase 8% of the Common Stock issued in the Conversion, including shares issued to the Foundation, and the Stock Program which, if implemented, would purchase an amount of Common Stock equal to 4% of the Common Stock issued in the Conversion, including shares to the Foundation, will result in increased salary and benefits expense as interest on and amortization of the ESOP loan and amortization of the Stock Program awards will be reflected as compensation expense.

    INCOME TAX EXPENSE. Income tax expense totalled $1.4 million for the year ended December 31, 1997, compared to $1.1 million for the year ended December 31, 1996. The increase in the provision for income taxes was the result of a combination of an increase in earnings before income tax expense and a decrease in the effective income tax rate. The effective income tax rate decreased to 34.1% for the year ended December 31, 1997 from 35.7% for 1996. Earnings before income tax expense increased by $902,000, or 28.4%, to $4.1 million for the year ended December 31, 1997 from $3.2 million for the year ended December 31, 1996.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

    GENERAL. The Bank's net income for the year ended December 31, 1996 decreased $719,000, or 26.0%, to $2.0 million from $2.8 million for the year ended December 31, 1995. The decrease was primarily due to the special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required in the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the FDIC imposed a special assessment of 65.7 cents per $100 of SAIF assessable deposits held as of March 31, 1995, payable on November 27, 1996 (the SAIF Special Assessment). The SAIF Special Assessment was recognized by the Bank in the quarter ended September 30, 1996. The SAIF Special Assessment resulted in an increase in deposit insurance premiums of $1.5 million for the year ended December 31, 1996 ($1.0 million, net of tax). Other noninterest expense also increased by $99,000 in 1996. These decreases were offset, in part, by an increase of $632,000 in net interest income before provision for loan losses and a decrease in income tax expense of $614,000.

    INTEREST INCOME. Interest income increased by $2.0 million, or 9.3%, to $23.4 million for the year ended December 31, 1996 from $21.4 million for the year ended December 31, 1995. The increase was primarily due to the combination of an increase in interest-earning assets and an increase in the average yield. The average yield on the Bank's interest-earning assets increased by 8 basis points to 7.70% for the year ended December 31, 1996 from 7.62% for the year ended December 31, 1995. The average balance of interest-earning assets increased by $22.9 million, or 8.1%, to $304.2 million for the year ended December 31, 1996 from $281.3 million for the year ended December 31, 1995.

    INTEREST EXPENSE. Interest expense increased by $1.4 million, or 12.1%, to $12.5 million for the year ended December 31, 1996 from $11.1 million for the year ended December 31, 1995. This increase was primarily due to the combination of an increase in the average balance of deposits outstanding and an increase in the average rate paid on those deposits. The average rate paid on average interest-bearing liabilities increased to 4.64% for the year ended December 31, 1996 from 4.48% for the year ended December 31, 1995. This increase was primarily attributed to an increase in average rates paid on certificates of deposit, from 5.75% to 5.88%, even though most other categories of deposit accounts experienced rate decreases in average rates paid. An additional factor contributing to the increase in interest expense was the overall increase in total average deposits which increased $11.2 million, or 4.8%, to $244.4 million for the year ended December 31, 1996 from $233.3 million for the year ended December 31, 1995. In addition, the average balance of FHLB-Chicago advances increased by $8.2 million to $19.7 million for the year ended December 31, 1996 from $11.5 million for the year ended December 31, 1995.

    NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $632,000, or 6.2%, to $10.9 million for the year ended December 31, 1996 from $10.3 million for the same period in 1995. The increase was due to a combination of an increase in average interest-earning assets in excess of interest-bearing liabilities of $3.5 million, offset by the effect of a 10 basis point decline in interest rate spread.

    PROVISION FOR LOAN LOSSES. The provision for loan losses decreased by $18,000, or 25.0%, to $54,000 for the year ended December 31, 1996 from $72,000 for the same period in 1995. The ratio of the allowance for loan losses to non-performing loans was 156.6% and 95.6% at December 31, 1996 and 1995, respectively, and the ratio of the allowance for loan losses to total loans remained constant at .34% at such respective dates. Also, there were no charge-offs for the years ended December 31, 1996 and 1995.

    NONINTEREST INCOME. Noninterest income increased $128,000, or 19.0%, to $802,000 for the year ended December 31, 1996 from $674,000 for the year ended December 31, 1995. This increase was primarily due to gains on the sale of foreclosed real estate amounting to $121,000 for the year ended December 31, 1996. This represented a $109,000 increase over 1995.

    NONINTEREST EXPENSE. Noninterest expense increased by $2.1 million, or 33.2%, to $8.5 million for the year ended December 31, 1996 from $6.4 million for the year ended December 31, 1995. Federal deposit insurance premiums increased by $1.5 million as a result of the SAIF Special Assessment of 65.7 cents per $100 of assessable SAIF deposits effective September 30, 1996. Compensation and benefits expense increased $427,000, or 14.3%, to $3.4 million for the year ended December 31, 1996 from $3.0 million for the year ended December 31, 1995. This was primarily attributable to normal salary increases, staff additions and general wage increases for non-officer employees. This increase was initiated at the beginning of 1996 in an attempt to remain competitive and continue to attract qualified employees to serve the Bank's customer base. Collectively, the remaining noninterest expenses increased by $259,000, to $3.1 million for the year ended December 31, 1996 from $2.8 million for the year ended December 31, 1995. Increases in this category were primarily in the areas of data processing, depreciation and occupancy. Data processing expense increased $40,000, or 16.9%, to $276,000 for the year ended December 31, 1996 from $236,000 for the year ended December 31, 1995. This increase was due to service bureau costs associated with increased automation and improvements to the data processing system. Depreciation and repair expense increased $80,000, or 19.0%, to $501,000 for the year ended December 31, 1996 from $421,000 for the year ended December 31, 1995. This increase was due to the Bank's efforts to continue to upgrade computer equipment and branch facilities. Overall occupancy expense increased by $43,000, or 18.6%, to $274,000 for the year ended December 31, 1996 from $231,000 for the year ended December 31, 1995.

    INCOME TAX EXPENSE. Income tax expense decreased $614,000, or 35.1%, to $1.1 million for the year ended December 31, 1996 from $1.7 million for the year ended December 31, 1995, due to a combination of a decrease of earnings before income tax, as well as a decrease in the effective tax rate. Earnings before income taxes decreased by $1.3 million. The effective tax rate was 35.7% for the year ended December 31, 1996 compared to an effective tax rate of 38.7% for 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank's primary sources of funds are savings deposits, proceeds from the principal and interest payments on loans and proceeds from the maturation of securities and, to a lesser extent, borrowings from FHLB-Chicago. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

    The primary investing activities of the Bank are the origination of primarily residential one-to four-family loans and, to a lesser extent, multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed and mortgage-related securities. During the years ended December 31, 1997, 1996, and 1995, the Bank's loan originations totalled $67.3 million, $73.5 million and $59.3 million, respectively. Purchases of mortgage-backed securities totalled $4.1 million and $2.6 million for the years ended December 31, 1997 and 1996, respectively. These activities were funded primarily by deposit growth and principal repayments on loans and mortgage-backed securities. The Bank experienced a net increase in total deposits of $16.9 million, $5.0 million and $8.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors, the Bank and other factors.

    The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1997, cash and interest-bearing demand accounts totalled $10.1 million, or 3.0% of total assets. The Bank closely monitors its liquidity position on a daily basis. On a longer-term basis, the Bank maintains a strategy of investing in various lending products as described in greater detail under Item 1 to this Annual Report. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At December 31, 1997, the Bank had $24.0 million of outstanding FHLB borrowings.

    Outstanding commitments to originate first mortgage loans totalled $7.5 million at December 31, 1997. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1997 totalled $90.8 million. From December 31, 1996 to December 31, 1997, the Bank experienced a 84.7% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

    At December 31, 1997, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $31.5 million, or 9.67% of adjusted assets, which is above the required level of $13.0 million, or 4.00%, and risk-based capital of $32.6 million, or 17.57% of adjusted assets, which is above the required level of $14.9 million, or 8.00%.

    During an OTS examination in 1993, it was noted that the Bank was incorrectly calculating certain annual percentage rate disclosures on certain adjustable-rate one-to four-family first mortgage loans. The OTS requested the Bank to make reimbursements to affected customers to adjust for the payments that they had made on these loans and, in certain cases, to reduce the amounts of future payments due on these loans to reflect the disclosed annual percentage rates. The Bank has thus far declined to make the adjustments for the loans originated prior to their 1992 OTS Report of Examination, in accordance with a 1993 United States Court of Appeals decision which would provide a successful defense to the OTS' request. It is reasonably possible that the OTS could seek an administrative or judicial ruling as to whether the Bank's defense is meritorious. The Bank's exposure in this matter is estimated to range from $300,000 to $350,000. As to certain adjustable-rate mortgage loans made subsequent to the Bank's 1992 Report of Examination, the Bank made reimbursements of approximately $60,000 and is reducing total future interest payments on certain affected loans by an original estimate of approximately $200,000, spread over a period of years. This future interest amount may be less if the affected loans are repaid prior to their scheduled repayment term.

Cumulative reductions to date have totalled approximately $95,000, including reductions of approximately $17,000 and $45,000 for the years ended December 31, 1997 and 1996, respectively.

    The capital injection resulting from the Conversion will significantly increase liquidity and capital resources. A portion of the net proceeds will initially be invested in marketable securities. Over time, the initial level of liquidity will be reduced as net proceeds are utilized for general corporate purposes, including he funding of lending activities and expansion of facilities. The Bank's financial condition and the results of operations will be enhanced by the capital injection, resulting in increased net earning assets and net income. However, due to the large increase in equity resulting from the capital injection, return on equity will be adversely impacted immediately following the Conversion.

YEAR 2000 COMPLIANCE

    Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the year 2000. The Bank primarily utilizes a third party vendor and such vendor's proprietary software to process its electronic data. The third party data processor vendor is in the process of modifying, upgrading or replacing its computer software applications and systems as necessary to accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The vendor also has engaged various consultants to review its "year 2000" issues and has begun to implement a "year 2000" compliance program. The Bank has prepared a "Year 2000" Plan and is in the process of testing internal systems for compliance. In the event that any of the Bank's significant suppliers do not successfully and timely achieve "year 2000" compliance, the Bank's business or operations could be adversely affected. The cost, if any, that may arise from "year 2000" issues is not expected to have a material impact on the Bank's results of operations.

IMPACT OF INFLATION AND CHANGING PRICES

    The Consolidated Financial Statements and Notes thereto presented in this Annual Report have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF ACCOUNTING STANDARDS

    The Bank will be required to account for the ESOP under SOP 93-6. SOP 93-6 measures compensation expense recorded by employers for leveraged ESOPs using the fair value of ESOP shares. Under SOP 93-6, the Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Bank's ESOP shares differ from the cost of such shares, this differential will be charged or credited to equity. Employers with internally leveraged ESOPs will not report the loan receivable from the ESOP as an asset and will not report the ESOP debt as a liability. See "Management of the Bank--Benefit Plans--ESOP."

    In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123" ). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Company to choose either the new fair value based method, or the current accounting prescribed by Accounting Principles Board ("APB") Opinion 25, using the intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in APB Opinion 25. SFAS No. 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS No. 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, (e.g., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights). SFAS No. 123 also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors. The recognition provisions of SFAS No. 123 for companies choosing to adopt the new fair value based method of accounting for stock-based compensation arrangements may be adopted immediately and will apply to all transactions entered into in fiscal years then beginning after December 15, 1995. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995, however, disclosure of the pro forma net earnings and earnings per share, as if the fair value method of accounting for stock-based compensation had been elected is required for all awards granted in fiscal years beginning after December 31, 1994. The Company expects to account for its stock-based compensation arrangements as prescribed in APB Opinion 25 upon the consummation of the Conversion.

    In February 1997, the FASB issued SFAS Statement No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock and is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, "Earnings per Share." Dual presentation of basic and diluted earnings per share are required on the face of the income statement for all public entities with complex capital structures. This Statement supersedes Opinion No. 15, is effective for financial statements issued for periods ending after December 15, 1997 and is not expected to have a material impact on the Company.

    In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") which establishes standards for disclosing information about an entity's capital structure. This Statement continues the previous disclosure requirements found in APB Opinions No. 10, "Omnibus Opinion -1996," and No. 15, "Earnings Per Share," and FASB Statement No. 47, "Disclosure of Long-Term Obligations" and eliminates the exemption of nonpublic entities from certain disclosure requirements of Opinion 15. Additionally, this Statement consolidates capital disclosure requirements for ease of retrieval and greater visibility to nonpublic entities. This Statement is effective for financial statements for periods ending after December 15, 1997 and is not expected to have a material impact on the Company.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). This Statement establishes standards for reporting and displaying comprehensive income and its components within the consolidated financial statements. Comprehensive income is defined in FASB Concepts Statement 6 as the "change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The Statement is effective for fiscal years beginning after December 15, 1997 and is not expected to have a material impact on the Company's results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. This Statement requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997 and is not expected to have a material impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates similar to the assumptions utilized for the Gap Table. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of December 31, 1997.



   CHANGE IN                    NET PORTFOLIO VALUE            NPV AS % OF PORTFOLIO
INTEREST RATES      -----------------------------------       VALUE OF ASSETS
IN BASIS POINTS                                          --------------------------
 (RATE SHOCK)        AMOUNT     $ CHANGE     % CHANGE      NPV RATIO     % CHANGE
  -------------     ---------  -----------  -----------  -------------  -----------
                                       (DOLLARS IN THOUSANDS)
            400        28,743      (12,085)      (29.60)%        8.82%       (26.50)%
            300        32,089       (8,739)      (21.40)         9.73        (18.92)
            200        35,207       (5,621)      (13.77)        10.56        (12.00)
            100        38,282       (2,546)       (6.24)        11.35         (5.42)
          Static       40,828           --           --         12.00            --
           (100)       42,923        2,095         5.13         12.51          4.25
           (200)       44,098        3,270         8.01         12.78          6.50
           (300)       45,020        4,192        10.27         12.99          8.25
           (400)       45,153        4,325        10.59         13.00          8.33

    Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV Table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

    For a further discussion regarding Quantitative and Qualitative Disclosure about Market Risk, see Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management of Interest Rate Risk and Market Risk Analysis."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                           ELGIN FINANCIAL CENTER, SB
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                                                         1997           1996
                                                                                    --------------  -------------
                                      Assets
Cash and cash equivalents:
  On hand and in banks............................................................  $    1,965,164      1,716,441
  Interest bearing deposits with financial institutions...........................       8,133,390      9,236,569
Loans receivable, net.............................................................     246,695,479    237,678,469
Mortgage-backed securities available-for-sale, at fair value......................      20,163,460     21,975,429
Investment securities available-for-sale, at fair value...........................      45,483,665     37,543,381
Foreclosed real estate............................................................          98,652         66,801
Stock in Federal Home Loan Bank of Chicago, at cost...............................       2,051,000      2,051,000
Accrued interest receivable.......................................................       1,101,172        988,531
Office properties and equipment, net..............................................       5,389,546      4,342,468
Other assets......................................................................         781,159        310,686
                                                                                    --------------  -------------
Total assets......................................................................  $  331,862,687    315,909,775
                                                                                    --------------  -------------
                                                                                    --------------  -------------
                        Liabilities and Retained Earnings
Liabilities:
  Deposits........................................................................     270,013,430    253,113,945
  Borrowed money..................................................................      24,000,000     29,000,000
  Advance payments by borrowers for taxes and insurance...........................         423,996        431,758
  Income taxes payable............................................................       1,595,540      1,453,179
  Accrued expenses and other liabilities..........................................       3,599,980      2,398,129
                                                                                    --------------  -------------
Total liabilities.................................................................     299,632,946    286,397,011
                                                                                    --------------  -------------
                                                                                    --------------  -------------
Retained earnings, substantially restricted.......................................      31,493,996     28,806,333
Net unrealized gain on securities available-for-sale, net of taxes................         735,745        706,431
                                                                                    --------------  -------------
Total retained earnings...........................................................      32,229,741     29,512,764

Commitments and contingencies (notes 12 and 13)
Total liabilities and retained earnings...........................................  $  331,862,687    315,909,775
                                                                                    --------------  -------------
                                                                                    --------------  -------------

          See accompanying notes to consolidated financial statements.

                           ELGIN FINANCIAL CENTER, SB
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                            1997           1996          1995
                                                                        -------------  ------------  ------------
Interest income:
  Loans secured by real estate........................................  $  18,874,827    18,112,474    16,649,273
  Other loans.........................................................        905,294       839,402       602,344
  Mortgage-backed securities available-for-sale.......................      1,387,967     1,694,860     1,873,471
  Investment securities and mutual funds available-for-sale...........      3,308,522     2,774,593     2,307,209
                                                                        -------------  ------------  ------------
Total interest income.................................................     24,476,610    23,421,329    21,432,297
                                                                        -------------  ------------  ------------
Interest expense:
  Deposits............................................................     11,807,629    11,351,479    10,443,084
  Borrowed money......................................................      1,441,347     1,161,874       713,539
                                                                        -------------  ------------  ------------
Total interest expense................................................     13,248,976    12,513,353    11,156,623
                                                                        -------------  ------------  ------------
Net interest income before provision for loan losses..................     11,227,634    10,907,976    10,275,674
Provision for loan losses.............................................        353,649        54,000        72,000
                                                                        -------------  ------------  ------------
Net interest income after provision for loan losses...................     10,873,985    10,853,976    10,203,674
                                                                        -------------  ------------  ------------
Noninterest income:
  Service fees........................................................        600,567       541,053       490,934
  Real estate and insurance commissions...............................        158,038        60,313        61,843
  Gain on sale of foreclosed real estate..............................          7,915       120,694        11,603
  Loss on sale of investment securities available-for-sale............       --             --             (2,500)
  Other...............................................................         34,011        80,101       112,041
                                                                        -------------  ------------  ------------
Total noninterest income..............................................        800,531       802,161       673,921
                                                                        -------------  ------------  ------------
Noninterest expense:
  Compensation and benefits...........................................      3,915,509     3,418,567     2,992,141
  Office building, net................................................        304,383       273,766       230,606
  Depreciation and repairs............................................        623,158       501,424       420,954
  Data processing.....................................................        311,924       275,968       235,881
  Federal insurance premiums..........................................        162,534     1,969,973       544,388
  NOW account operating expenses......................................        235,702       213,655       217,349
  Other...............................................................      2,045,576     1,828,508     1,729,131
                                                                        -------------  ------------  ------------
Total noninterest expense.............................................      7,598,786     8,481,861     6,370,450
                                                                        -------------  ------------  ------------
Earnings before income taxes..........................................      4,075,730     3,174,276     4,507,145
Income tax expense....................................................      1,388,067     1,131,718     1,745,690
                                                                        -------------  ------------  ------------
Net earnings..........................................................  $   2,687,663     2,042,558     2,761,455
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                           ELGIN FINANCIAL CENTER, SB
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                   NET UNREALIZED
                                                                                        GAIN
                                                                                  (LOSS) ON MUTUAL
                                                                                     FUNDS AND
                                                                                     SECURITIES
                                                                    RETAINED     AVAILABLE-FOR-SALE,
                                                                    EARNINGS        NET OF TAXES        TOTAL
                                                                  -------------  ------------------  ------------
Balance at December 31, 1994....................................  $  24,002,320         (650,000)      23,352,320
Net earnings....................................................      2,761,455          --             2,761,455
Change in net unrealized gain (loss) on securities
  available-for-sale, net of taxes..............................       --              1,748,324        1,748,324
                                                                  -------------       ----------     ------------
Balance at December 31, 1995....................................     26,763,775        1,098,324       27,862,099
Net earnings....................................................      2,042,558          --             2,042,558
Change in net unrealized gain (loss) on securities
  available-for-sale, net of taxes..............................       --               (391,893)        (391,893)
                                                                  -------------       ----------     ------------
Balance at December 31, 1996....................................     28,806,333          706,431       29,512,764
Net earnings....................................................      2,687,663          --             2,687,663
Change in net unrealized gain (loss) on securities
  available-for-sale, net of taxes..............................       --                 29,314           29,314
                                                                  -------------       ----------     ------------
Balance at December 31, 1997....................................  $  31,493,996          735,745       32,229,741
                                                                  -------------       ----------     ------------
                                                                  -------------       ----------     ------------

          See accompanying notes to consolidated financial statements.

                           ELGIN FINANCIAL CENTER, SB
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                           1997           1996           1995
                                                                      --------------  -------------  -------------
Cash flows from operating activities:
  Net earnings......................................................  $    2,687,663      2,042,558      2,761,455
  Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
    Amortization of premiums and discounts, net.....................          (5,424)      (158,823)      (848,384)
    Provision for loan losses.......................................         353,649         54,000         72,000
    Deferred income tax expense (benefit)...........................          82,927        (28,827)        24,467
    Depreciation of office properties and equipment.................         428,623        277,040        307,226
    Loss on sale of investment securities available-for-sale........        --             --                2,500
    Gain on sale of foreclosed real estate..........................          (7,915)      (120,694)       (11,603)
    Federal Home Loan Bank of Chicago stock dividend................        --             --              (28,700)
    Decrease (increase) in accrued interest receivable and other
      assets, net...................................................        (794,087)      (222,360)        54,643
    Increase (decrease) in income taxes payable, accrued expenses
      and other liabilities, net....................................       1,238,288     (2,407,034)     1,126,755
                                                                      --------------  -------------  -------------
Net cash provided by (used in) operating activities.................       3,983,724       (564,140)     3,460,359
                                                                      --------------  -------------  -------------
Cash flows from investing activities:
  Net increase in loans receivable..................................      (9,131,659)   (15,584,712)   (16,195,721)
  Purchases of loans receivable.....................................        (239,000)    (1,168,489)    (2,399,164)
  Purchases of mortgage-backed securities available-for-sale........      (4,114,358)    (2,550,065)      --
  Principal payments on mortgage-backed securities
    available-for-sale..............................................       5,966,402      5,041,964      4,003,647
  Maturities of investment securities available-for-sale............      13,143,950     17,149,808     10,500,000
  Purchases of investment securities available-for-sale.............     (21,074,337)   (24,595,960)   (11,518,728)
  Proceeds from sale of investment securities available-for-sale....        --             --            1,997,500
  Purchase of stock in Federal Home Loan Bank of Chicago............        --             (147,600)        (8,800)
  Purchases of office properties and equipment......................      (1,475,700)    (1,550,970)    (1,127,239)
  Proceeds from sale of foreclosed real estate......................         187,037        597,781        106,359
                                                                      --------------  -------------  -------------
Net cash used in investing activities...............................     (16,737,665)   (22,808,243)   (14,642,146)
                                                                      --------------  -------------  -------------
Cash flows from financing activities:
  Net increase in deposits..........................................      16,899,485      4,972,385      8,718,723
  Proceeds from borrowed money......................................      49,000,000     38,500,000     53,500,000
  Repayments on borrowed money......................................     (54,000,000)   (24,500,000)   (45,000,000)
                                                                      --------------  -------------  -------------
Net cash provided by financing activities...........................      11,899,485     18,972,385     17,218,723
                                                                      --------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents................        (854,456)    (4,399,998)     6,036,936
Cash and cash equivalents at beginning of period....................      10,953,010     15,353,008      9,316,072
                                                                      --------------  -------------  -------------
Cash and cash equivalents at end of period..........................  $   10,098,554     10,953,010     15,353,008
                                                                      --------------  -------------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest........................................................      13,252,714     12,527,236     11,122,168
    Income taxes....................................................       1,241,857      1,447,113      1,425,000
  Noncash investing activities - transfer of loans to foreclosed
    real estate.....................................................         218,888         66,801        115,188
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Elgin Financial Center, SB:

We have audited the accompanying consolidated balance sheets of Elgin Financial Center, SB and subsidiaries (Savings Bank) as of December 1997 and 1996, and the related consolidated statements of operations, changes in retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Saving Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elgin Financial Center, SB and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                        /s/KPMG Peat Marwick LLP

Chicago, Illinois
March 24, 1998

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Effective July 1, 1996, Elgin Federal Financial Center completed its conversion from a federally chartered mutual savings association to a state chartered savings bank and changed its name to Elgin Financial Center, SB (the Savings Bank).

    The accounting and reporting policies of the Savings Bank conform to generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ from these estimates.

    The following describes the more significant policies which the Savings Bank follows in preparing and presenting its consolidated financial statements.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Elgin Financial Center, SB and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Savings Bank is principally engaged in the business of attracting deposits and investing these funds, together with borrowings, to originate primarily one-to-four family residential mortgages and construction loans and to purchase securities.

    LOANS RECEIVABLE

    Loans receivable are stated at unpaid principal balances less deferred loan fees, unearned discounts, and the allowance for loan losses. Premiums and discounts on purchased loans are amortized and accreted to interest income using the level yield method over the remaining period to contractual maturity.

    Certain loan origination fees and direct costs associated with loan originations are deferred. Net deferred fees are amortized as yield adjustments over the contractual life of the related loans using the level-yield method.

    The allowance for loan losses is provided by charges to operations. The balance of the allowance is based on management's review of the inherent credit risk in the loan portfolio and current economic conditions. Regulatory examiners may require the Savings Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

    Allowance for losses on specific loans and real estate owned is charged to operations when any permanent decline reduces the market value to less than the loan principal balance or carrying value less estimated costs to sell foreclosed real estate.

    Management, considering current information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Savings Bank will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest.

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    A loan is generally classified as nonaccrual when collectibility is in doubt and the loan is contractually past due three months or more. When a loan is placed on non-accrual status, previously accrued, but unpaid interest is reversed against interest income. Income on such loans is subsequently recorded to the extent that cash is received and where future collection of principal is probable. Loans past due three months or more are considered impaired. The amount of impairment for individual loans is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, at the present value of expected future cash flows discounted at the loan's effective interest rate. Certain groups of small balance homogenous loans represented by installment and consumer credit and residential real estate loans are excluded from the impairment provisions. As of and for the years ended December 31, 1997 and 1996, the Savings Bank did not have any impaired loans, as defined.

    INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    The Savings Bank classifies its investment and mortgage-backed securities in one of three categories: trading, available-for-sale, or held to maturity. Securities which the Savings Bank has the positive intent and ability to hold to maturity are classified as held to maturity and measured at amortized cost. Securities purchased for the purpose of being sold in the near term are classified as trading securities and measured at fair value with any change in fair value included in earnings. All other securities that are not classified as held to maturity or trading are classified as available-for-sale. Securities classified as available-for-sale are measured at fair value with any changes in fair value reflected as a separate component of retained earnings, net of related tax effects. Gains and losses on the sale of such securities are determined using the specific identification method. The Savings Bank has no held to maturity or trading securities.

    Discounts and premiums on mortgage-backed securities purchased are accreted and amortized to maturity, using a method which approximates the effective interest method. For investment securities, the straight-line method based upon the contractual life of the security is principally used which approximates the effective interest method.

    OFFICE PROPERTIES AND EQUIPMENT

    Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes principally on the straight-line basis over the estimated useful lives (5 to 20 years) of the respective assets.

    INCOME TAXES

    Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).

    Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FORECLOSED REAL ESTATE

    Foreclosed real estate represents real estate acquired through foreclosure which is recorded at the lower of cost (principal balance of the former first mortgage loan plus costs of obtaining title and possession) or net realizable value, at the date of foreclosure. After foreclosure, additional reserves are recorded as necessary to reflect further impairment of the estimated net realizable value.

    CASH AND CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Savings Bank considers cash on hand and in banks and interest bearing deposits with financial institutions as cash and cash equivalents.

    BASIS OF PRESENTATION

    Certain amounts for prior years have been reclassified to conform to the current year presentation.

(2) LOANS RECEIVABLE, NET

    Loans receivable, net are summarized as follows:

                                                                                             DECEMBER 31
                                                                                    -----------------------------
                                                                                         1997           1996
                                                                                    --------------  -------------
Mortgage loans:
  One-to-four family residential..................................................  $  191,622,068    181,480,551
  Multifamily.....................................................................      19,845,375     22,039,921
  Commercial real estate..........................................................      11,256,967      9,953,276
  Construction and land...........................................................      13,792,681     16,088,691
                                                                                    --------------  -------------
Total mortgage loans..............................................................     236,517,091    229,562,439
                                                                                    --------------  -------------
Other loans:
  Home equity loans...............................................................       7,520,156      5,758,455
  Commercial......................................................................       3,166,218      2,764,108
  Auto loans......................................................................         585,101        636,829
  Loans on savings accounts.......................................................         455,626        392,803
  Other...........................................................................          87,825        112,131
                                                                                    --------------  -------------
Total other loans.................................................................      11,814,926      9,664,326
                                                                                    --------------  -------------
Total loans receivable............................................................     248,332,017    239,226,765
                                                                                    --------------  -------------
Less:
  Deferred loan fees..............................................................         510,857        740,615
  Allowance for loan losses.......................................................       1,125,681        807,681
                                                                                    --------------  -------------
Loans receivable, net.............................................................  $  246,695,479    237,678,469
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(2) LOANS RECEIVABLE, NET (CONTINUED)
    Activity in the allowance for loan losses is summarized as follows:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                    1997        1996       1995
                                                                                ------------  ---------  ---------
Balance at beginning of year..................................................  $    807,861    753,681    681,681
Provision for loan losses.....................................................       353,649     54,000     72,000
Charge-offs...................................................................       (35,829)    --         --
                                                                                ------------  ---------  ---------
Balance at end of period......................................................  $  1,125,681    807,681    753,681
                                                                                ------------  ---------  ---------
                                                                                ------------  ---------  ---------

    Loans receivable in arrears three months or more and on nonaccrual status or in the process of foreclosure are as follows:

                                                                                  NUMBER                      PERCENT OF
                                                                                    OF                        GROSS LOANS
                                                                                   LOANS         AMOUNT       RECEIVABLE
                                                                               -------------  ------------  ---------------
December 31, 1997............................................................           12    $  1,951,615           .79%
December 31, 1996............................................................            6         428,460           .18
December 31, 1995............................................................            8         739,607           .32
                                                                                        --    ------------            --
                                                                                        --    ------------            --



    The Savings Bank makes loans to their officers, and directors and to associates of such persons. These loans were made in the ordinary course of business on the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and do not involve more than a normal risk. As of December 31, 1997 and 1996, the outstanding balance on such loans was approximately $1,939,000, and $2,258,000, respectively. Loan origination and repayments for the year ended December 31, 1997 were $550,000 and $1,217,000, respectively.

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(3) MORTGAGE-BACKED SECURITIES AND INVESTMENT SECURITIES AVAILABLE-FOR-SALE

    The amortized cost and estimated fair value of mortgage-backed securities and investment securities available-for-sale are summarized as follows:

                                                                               DECEMBER 31, 1997
                                                              ----------------------------------------------------
                                                                               GROSS        GROSS      ESTIMATED
                                                                AMORTIZED    UNREALIZED  UNREALIZED       FAIR
                                                                  COST         GAINS       LOSSES        VALUE
                                                              -------------  ----------  -----------  ------------
Mortgage-backed securities:
  Federal Home Loan Mortgage Corporation....................  $   6,300,051      46,503     (58,158)     6,288,396
  Federal National Mortgage Association.....................      5,141,912      63,166      (3,302)     5,201,776
  Government National Mortgage Association..................      8,610,353      72,157      (9,222)     8,673,288
                                                              -------------  ----------  -----------  ------------
                                                                 20,052,316     181,826     (70,682)    20,163,460
Investment securities --
  United States Government obligations......................     44,476,656   1,007,895        (886)    45,483,665
                                                              -------------  ----------  -----------  ------------
                                                              $  64,528,972   1,189,721     (71,568)    65,647,125
                                                              -------------  ----------  -----------  ------------
                                                              -------------  ----------  -----------  ------------

                                                                               DECEMBER 31, 1996
                                                              ---------------------------------------------------
                                                                               GROSS       GROSS      ESTIMATED
                                                                AMORTIZED    UNREALIZED  UNREALIZED      FAIR
                                                                  COST         GAINS       LOSSES       VALUE
                                                              -------------  ----------  ----------  ------------
Mortgage-backed securities:
  Federal Home Loan Mortgage Corporation....................  $   6,507,222      53,298     (86,195)    6,474,325
  Federal National Mortgage Association.....................      5,070,682      75,515     (13,896)    5,132,301
  Government National Mortgage Association..................     10,347,731      63,567     (42,495)   10,368,803
                                                              -------------  ----------  ----------  ------------
                                                                 21,925,635     192,380    (142,586)   21,975,429
Investment securities --
  United States Government obligations......................     36,519,572   1,085,786     (61,977)   37,543,381
                                                              -------------  ----------  ----------  ------------
                                                              $  58,445,207   1,278,166    (204,563)   59,518,810
                                                              -------------  ----------  ----------  ------------
                                                              -------------  ----------  ----------  ------------

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(3) MORTGAGE-BACKED SECURITIES AND INVESTMENT SECURITIES AVAILABLE-FOR-SALE (CONTINUED)
    There were no sales of mortgage-backed securities available-for-sale for the years ended December 31, 1997, 1996, and 1995. Proceeds from the sale of an investment security available-for-sale during 1995 totaled $1,997,500. There was a realized loss of $2,500 on the sale. There were no sales of investment securities available-for-sale for the years ended December 31, 1997 and 1996.

    The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 1997 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

                                                                                         AMORTIZED     ESTIMATED
                                                                                           COST        FAIR VALUE
                                                                                       -------------  ------------
Due in one year or less..............................................................  $  12,985,170    13,024,243
Due after one year through five years................................................     22,092,637    23,011,862
Due after five years through ten years...............................................      6,399,490     6,438,160
Due after ten years..................................................................      2,999,359     3,009,400
                                                                                       -------------  ------------
                                                                                       $  44,476,656    45,483,665
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(4) ACCRUED INTEREST RECEIVABLE

    Accrued interest receivable is summarized as follows:

                                                                                                 DECEMBER 31
                                                                                           -----------------------
                                                                                               1997        1996
                                                                                           ------------  ---------
Loans receivable.........................................................................  $    279,506    251,313
Mortgage-backed securities...............................................................       165,916    173,458
Investment securities....................................................................       655,750    563,760
                                                                                           ------------  ---------
                                                                                           $  1,101,172    988,531
                                                                                           ------------  ---------
                                                                                           ------------  ---------

(5) OFFICE PROPERTIES AND EQUIPMENT

    A summary of office properties and equipment at cost is summarized as follows:

                                                                                               DECEMBER 31
                                                                                         ------------------------
                                                                                             1997         1996
                                                                                         ------------  ----------
Land...................................................................................  $    720,910     705,910
Land improvements......................................................................       189,253     174,362
Office buildings.......................................................................     4,319,546   3,707,221
Furniture, fixtures, and equipment.....................................................     3,863,784   3,071,524
                                                                                         ------------  ----------
                                                                                            9,093,493   7,659,017
Less accumulated depreciation..........................................................     3,703,947   3,316,549
                                                                                         ------------  ----------
                                                                                         $  5,389,546   4,342,468
                                                                                         ------------  ----------
                                                                                         ------------  ----------

    Depreciation expense was $428,623, $277,040, and $307,226 for the years ended December 31, 1997, 1996, and 1995, respectively.

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(6) DEPOSITS

    Deposit balances are summarized as follows:

                                                          DECEMBER 31,           STATED OR          DECEMBER 31,
                                                              1997               WEIGHTED               1996
                                                   ---------------------------    AVERAGE    ---------------------------
                                                       AMOUNT        PERCENT       RATE          AMOUNT        PERCENT
                                                   --------------  -----------  -----------  --------------  -----------
Balance by interest rate:
  Commercial checking accounts...................  $    6,750,412         2.5%          --%  $    6,009,027         2.4%
  NOW accounts--noninterest-bearing..............       2,821,262         1.0           --        1,585,413         0.6
  NOW accounts--interest bearing.................      26,617,145         9.9         1.82       26,809,040        10.6
  Passbook.......................................      51,746,392        19.2         3.17       45,867,908        18.1
  Money market accounts..........................      29,972,186        11.1         3.16       28,101,904        11.1
  Certificate accounts:
    Fixed rates..................................      94,618,050        35.0         5.78       89,326,785        35.3
    Individual retirement accounts--18-48 month
      fixed and variable rate....................      47,692,819        17.7         6.26       46,518,933        18.4
      Jumbo certificates (with a minimum
        denomination of $100,000.)...............       9,795,164         3.6         5.83        8,894,935         3.5
                                                   --------------       -----          ---   --------------       -----
                                                      152,106,033        56.3                   144,740,653        57.2
                                                   --------------       -----          ---   --------------       -----
                                                   $  270,013,430       100.0%        4.48%  $  253,113,945       100.0%
                                                   --------------       -----          ---   --------------       -----
                                                   --------------       -----          ---   --------------       -----
Contractual maturity of certificate accounts
  ($100,000 or greater):
      Under 3 months.............................       2,964,938        13.2%                    2,479,869        12.0%
      Over 3 months through 6 months.............       3,733,602        16.6                     3,720,698        18.0
      Over 6 months through ;12 months...........       6,956,281        30.8                     4,679,761        22.6
    Over 12 months...............................       8,885,863        39.4                     9,815,181        47.4
                                                   --------------       -----          ---   --------------       -----
                                                   $   22,540,684       100.0%               $   20,695,509       100.0%
                                                   --------------       -----          ---   --------------       -----
                                                   --------------       -----          ---   --------------       -----

                                                    STATED OR
                                                    WEIGHTED
                                                     AVERAGE
                                                      RATE
                                                   -----------
Balance by interest rate:
  Commercial checking accounts...................          --%
  NOW accounts--noninterest-bearing..............          --
  NOW accounts--interest bearing.................        1.86
  Passbook.......................................        3.00
  Money market accounts..........................        3.40
  Certificate accounts:
    Fixed rates..................................        5.70
    Individual retirement accounts--18-48 month
      fixed and variable rate....................        6.26
      Jumbo certificates (with a minimum
        denomination of $100,000.)...............        6.03
                                                          ---

                                                          ---
                                                         4.50%
                                                          ---
                                                          ---

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(6) DEPOSITS (CONTINUED)
    Interest expense on deposits is summarized as follows:

                                                                                       YEARS ENDED
                                                                                      DECEMBER 31,
                                                                        -----------------------------------------
                                                                            1997           1996          1995
                                                                        -------------  ------------  ------------
Passbook accounts.....................................................  $   1,525,301     1,391,200     1,439,301
NOW accounts..........................................................        519,845       571,006       581,327
Money market accounts.................................................        942,074       919,705     1,117,320
Certificate accounts..................................................      8,820,409     8,469,568     7,305,136
                                                                        -------------  ------------  ------------
                                                                        $  11,807,629    11,351,479    10,443,084
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

(7) BORROWED MONEY

    Borrowed money is summarized as follows:

                                                                     DECEMBER 31, 1997             DECEMBER 31, 1996
                                                                ----------------------------  ----------------------------
                                                                   WEIGHTED      OUTSTANDING     WEIGHTED      OUTSTANDING
                                                    MATURITY     INTEREST RATE     BALANCE     INTEREST RATE     BALANCE
                                                   -----------  ---------------  -----------  ---------------  -----------

                                                                               (IN THOUSANDS)
Advances from the Federal
  Home Loan Bank of Chicago:.....................      1/3/97         --             --               5.55         15,000
                                                      3/18/97         --             --               5.51          3,000
                                                      5/27/97         --             --               5.52          5,000
                                                      6/19/97         --             --               6.09          2,000
                                                      6/19/98           6.16          2,000           6.16          2,000
                                                      2/21/00           5.48         10,000         --             --
                                                      6/26/00           6.32          2,000           6.32          2,000
                                                      6/18/02           5.71         10,000         --             --
                                                   -----------     ---------     -----------           ---     -----------
                                                         5.70%     $  24,000           5.67               %     $  29,000
                                                   -----------     ---------     -----------           ---     -----------
                                                   -----------     ---------     -----------           ---     -----------

    The Savings Bank adopted a collateral pledge agreement whereby it has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, performing first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank of Chicago. The carrying value of the collateral was approximately $186,190,000 at December 31, 1997. All stock in the Federal Home Loan Bank of Chicago is also pledged as additional collateral for these advances.

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(8) INCOME TAXES

    Income tax expense for the year ended December 31, 1997, 1996 and 1995 is as follows:

                                                                                        YEARS ENDED
                                                                                        DECEMBER 31,
                                                                            ------------------------------------
                                                                                1997         1996        1995
                                                                            ------------  ----------  ----------
Current:
  Federal.................................................................  $  1,184,685   1,039,689   1,537,366
  State...................................................................       120,455     120,856     183,857
                                                                            ------------  ----------  ----------
                                                                               1,305,140   1,160,545   1,721,223
                                                                            ------------  ----------  ----------
Deferred:
  Federal.................................................................        67,557     (23,484)     17,987
  State...................................................................        15,370      (5,343)      6,480
                                                                            ------------  ----------  ----------
                                                                                  82,927     (28,827)     24,467
                                                                            ------------  ----------  ----------
Total income tax expense..................................................  $  1,388,067   1,131,718   1,745,690
                                                                            ------------  ----------  ----------
                                                                            ------------  ----------  ----------

    The actual Federal income tax expense for 1997, 1996, and 1995 differs from the "expected" income tax expense for those periods (computed by applying the statutory U.S. federal corporate tax rate of 34% to earnings before income taxes) as follows:

                                                                                1997         1996        1995
                                                                            ------------  ----------  ----------
Tax expense based on the statutory U.S. federal corporate tax rate........  $  1,385,748   1,079,254   1,532,429
State income taxes, net of federal benefit................................        63,488      76,239      87,639
Other, net................................................................       (61,169)    (23,775)    125,622
                                                                            ------------  ----------  ----------
                                                                            $  1,388,067   1,131,718   1,745,690
                                                                            ------------  ----------  ----------
                                                                            ------------  ----------  ----------

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(8) INCOME TAXES (CONTINUED)
    The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                                                           1997          1996
                                                                                       -------------  -----------
Deferred tax assets:
  Allowance for loan losses..........................................................  $     411,569      352,981
  Capital loss carryforward..........................................................         39,489       37,677
  Future federal benefit for state tax expense.......................................         89,917       88,491
                                                                                       -------------  -----------
Gross deferred tax assets............................................................        540,975      479,149
  Valuation allowance................................................................        (39,489)     (37,677)
                                                                                       -------------  -----------
Net deferred tax assets..............................................................        501,486      441,472
Deferred tax liabilities:
  FHLB stock dividends...............................................................       (134,780)    (134,780)
  Unrealized gain on securities available-for-sale...................................       (382,408)    (367,172)
  Loan fees..........................................................................       (320,518)    (300,656)
  Depreciation.......................................................................       (126,963)     (82,530)
  Tax bad debt reserve in excess of base year amount.................................       (885,640)    (885,041)
  Other..............................................................................        (78,047)          --
                                                                                       -------------  -----------
Gross deferred tax liabilities.......................................................     (1,928,356)  (1,770,179)
                                                                                       -------------  -----------
                                                                                       -------------  -----------
Net deferred tax liability...........................................................  $  (1,426,870)  (1,328,707)
                                                                                       -------------  -----------
                                                                                       -------------  -----------

    The valuation allowance for deferred tax assets at December 31, 1997 and 1996 was $39,489 and $37,677, respectively, and represents the tax effect of a capital loss carryforward of $95,895 and $91,495, respectively. Capital losses can only be utilized to offset capital gains and are limited to a five-year carryforward. Based on the Savings Bank's historical lack of capital gains, a valuation allowance has been established for the entire amount of the deferred capital loss carryforward, which will expire in 1999.

    Retained earnings at December 31, 1997 includes approximately $2,328,000 of tax bad debt reserves for which no provision for Federal or state income tax has been made. If, in the future this amount, or a portion thereof, is used for certain purposes, then a Federal and state tax liability, at the then current corporate income tax rates, will be imposed on the amounts so used.

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(9) EMPLOYEE BENEFIT PLANS

    401(K) PLAN AND TRUST

    The Savings Bank adopted the Elgin Federal Financial Center 401(k) Employee Benefit Plan and Trust (Plan), effective November 1, 1986, for the exclusive benefit of eligible employees and their beneficiaries. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least six months of service for the Savings Bank and are age 20 or older. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 2% to 10% of their earnings, subject to Internal Revenue Service limitations. Matching contributions can be made at the Savings Bank's discretion each Plan year. The contributions made by the Savings Bank during 1997, 1996, and 1995 were approximately $166,000, $138,000, and $122,000, respectively.

    PENSION PLAN

    The Savings Bank has a defined benefit pension plan covering all salaried employees meeting certain eligibility requirements. The plan is noncontributory and the Savings Bank is funding all of the required annual contributions. On September 9, 1997 the Board of Directors of the Savings Bank terminated its noncontributory pension plan effective November 4, 1997. Plan benefits ceased to accrue on September 30, 1997. Upon termination, all benefits became 100% vested, and all persons entitled to benefits were eligible to request an immediate lump-sum settlement of the benefit entitlement. The Savings Bank recorded a pension curtailment expense of approximately $104,000 in 1997 in conjunction with the termination of the pension plan. The pension plan was liquidated in January 1998.

    The Savings Bank's pension plan financial data as of December 31, 1997 and 1996 are as follows:

FUNDED STATUS                                                                               1997         1996
--------------------------------------------------------------------------------------  ------------  -----------
Actuarial present value of benefit obligations -- accumulated benefit obligation, including vested benefits of $2,138,684 and $955,658 at December 31, 1997 and
  1996................................................................................  $  2,138,684    1,051,433
                                                                                        ------------  -----------
                                                                                        ------------  -----------
Projected benefit obligation..........................................................    (2,138,684)  (1,665,245)
Plan assets at fair value.............................................................     2,018,840    1,442,329
                                                                                        ------------  -----------
Plan assets less than projected benefit obligation....................................      (119,844)    (222,916)

Unrecognized net gain from past experience different from that assumed and effects of
  changes in assumptions..............................................................       --            70,281
Remaining unrecognized net asset......................................................       (25,321)      (1,400)
Unrecognized prior service cost.......................................................        25,321        7,173
                                                                                        ------------  -----------
Accrued pension cost..................................................................  $   (119,844)    (146,862)
                                                                                        ------------  -----------
                                                                                        ------------  -----------

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(9) EMPLOYEE BENEFIT PLANS (CONTINUED)
    Net periodic pension expense is summarized as follows:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
Service cost...............................................................  $    83,353      124,177      101,447
Interest cost on projected benefit obligation..............................      123,831      118,333      100,371
Actual return on plan assets...............................................     (352,829)    (176,362)    (296,375)
Net amortization and deferral..............................................      230,419       74,774      215,152
Loss due to curtailment....................................................      104,227      --           --
                                                                             -----------  -----------  -----------
Net periodic pension expense...............................................  $   189,001      141,922      120,595
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Assumptions used in expense calculations were:
  Discount rates...........................................................         7.25%        7.75%        7.25%
  Rates of increase in compensation levels.................................         6.00%        6.00%        6.00%
  Expected long-term rate of return on assets..............................         8.00%        8.00%        8.00%
                                                                             -----------  -----------  -----------

(10) SPECIAL ASSESSMENT

    Legislation to recapitalize the Savings Association Insurance Fund (the
SAIF) was signed into law on September 30, 1996. The Savings Bank was required to record a special assessment associated with the capitalization of the SAIF totaling $1,543,323 in September 1996. This one-time charge was paid in the fourth quarter of 1996.

(11) REGULATORY CAPITAL REQUIREMENTS

    The Savings Bank is subject to regulatory capital requirements administered by State and Federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure adequacy require the Savings Bank to maintain minimum amounts and ratios as set forth below. Management believes, as of December 31, 1997 and 1996, that the Savings Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 1997 and 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(11) REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
    The Savings Bank's actual capital amounts and ratios are as follows:

                                                                                                                 TO BE WELL
                                                                                                                 CAPITALIZED
                                                                                                                    UNDER
                                                                                           FOR CAPITAL             PROMPT
                                                                                             ADEQUACY            CORRECTIVE
                                                                  ACTUAL                     PURPOSES              ACTION
                                                        --------------------------  --------------------------  -------------
                                                           AMOUNT         RATIO        AMOUNT         RATIO        AMOUNT
                                                        -------------     -----     -------------     -----     -------------
December 31, 1997:
  Total capital (to risk weighted assets).............  $  32,620,000        17.6%  $  14,856,000         8.0%  $  18,570,000
  Tier I capital (to risk weighted assets)............     31,494,000        17.0       7,428,000         4.0      11,142,000
  Tier I capital (to average assets)..................     31,494,000         9.7      13,033,000         4.0      16,292,000
December 31, 1996:
  Total capital (to risk weighted assets).............     29,596,000        16.5      14,356,000         8.0      17,945,000
  Tier I capital (to risk weighted assets)............     28,806,000        16.1       7,178,000         4.0      10,767,000
  Tier I capital (to average assets)..................     28,806,000         9.4      12,314,000         4.0      15,392,000
                                                         -------------         ---   -------------        --    -------------
                                                         -------------         ---   -------------        --    -------------




                                                           RATIO
                                                           -----
December 31, 1997:
  Total capital (to risk weighted assets).............        10.0%
  Tier I capital (to risk weighted assets)............         6.0
  Tier I capital (to average assets)..................         5.0
December 31, 1996:
  Total capital (to risk weighted assets).............        10.0
  Tier I capital (to risk weighted assets)............         6.0
  Tier I capital (to average assets)..................         5.0

                                                               ---
                                                               ---

(12) CONTINGENCIES

    During an Office of Thrift Supervision (OTS) examination in 1993, it was noted that the Savings Bank was incorrectly calculating certain annual percentage rate disclosures on certain adjustable rate first mortgage loans. The OTS has requested the Savings Bank to make reimbursement to affected customers to adjust for the payments that they have made on these loans to date, and in certain cases, to reduce the amounts of future payments due on these loans to reflect the disclosed annual percentage rates.

    On the advice of counsel the Savings Bank has thus far declined to make the adjustments for the loans originated prior to their 1992 OTS Report of Examination in accordance with a 1993 United States Court of Appeals decision. In the opinion of management and Savings Bank legal counsel the aforementioned Court of Appeals decision was correctly decided and if followed in Illinois should provide a meritorious defense to the OTS' request. It is reasonably possible that the OTS will seek an administrative or judicial ruling as to whether the Savings Bank's defense is meritorious. The Savings Bank's exposure in this matter is estimated to range from $300,000 to $350,000.

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(12) CONTINGENCIES (CONTINUED)
    As to certain adjustable rate mortgage loans made subsequent to the Savings Bank's 1992 Report of Examination, the Savings Bank made reimbursements of approximately $60,000 and is reducing total future interest payments on certain affected loans by an original estimate of approximately $200,000, spread over a period of years. This future interest reduction may be less if the affected loans are repaid prior to their scheduled repayment terms. Cumulative reductions to date have totaled approximately $95,000, including reductions of approximately $17,000 and $45,000 and $22,000 during 1997, 1996, and 1995, respectively.

    There are various other matters of litigation pending against the Company that have arisen during the normal course of business. Based upon discussions with legal counsel, management believes that the aggregated liability, if any, resulting from these matters will not be material to the financial results of the Savings Bank.

(13) CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    Substantially all of the Savings Bank's mortgage loans are secured by single-family homes in Kane County. For loans originated, the Savings Bank evaluates each customer's creditworthiness on a case-by-case basis. Management believes the Savings Bank has a diversified loan portfolio and concentration of lending activities that does not result in an acute dependency upon the economic conditions of the lending area. Purchased participation loans are secured by properties primarily in the southern Wisconsin area and to a lesser extent by properties in the Chicagoland area.

    The Savings Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments primarily include commitments to extend credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. The Savings Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. The Savings Bank's exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those financial instruments. At December 31, 1997 and 1996, the Savings Bank had the following commitments to originate loans, unused lines of credit and letters of credit:

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                             1997         1996
                                                                                         ------------  ----------
First mortgage loans...................................................................  $  7,470,000   4,119,000
Construction loans.....................................................................     2,446,000   6,369,000
Unused lines of credit.................................................................     5,465,450   5,925,000
Letters of credit......................................................................     1,328,000   2,545,000
                                                                                         ------------  ----------
                                                                                         ------------  ----------

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement No. 107), requires the disclosure of estimated fair values of all asset, liability, and off-balance sheet financial instruments. The estimated fair value amounts under Statement No. 107 have been determined as of a specific point in time utilizing various available market information, assumptions, and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Savings Bank. Rather, the disclosures are limited to reasonable estimates of the fair value of only the Savings Bank's financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Savings Bank does not plan to sell most of its assets or settle most of its liabilities at these fair values.

    The estimated fair values of the Savings Bank's financial instruments are set forth in the following table.

                                                                                      DECEMBER 31,
                                                                       -------------------------------------------
                                                                               1997                   1996
                                                                       ---------------------  --------------------

                                                                        CARRYING     FAIR     CARRYING     FAIR
                                                                         AMOUNT      VALUE     AMOUNT      VALUE
                                                                       ----------  ---------  ---------  ---------
                                                                                     (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents..........................................  $   10,099     10,099     10,953     10,953
  Investment securities..............................................      45,484     45,484     37,543     37,543
  Mortgage-backed securities.........................................      20,163     20,163     21,975     21,975
  Loans receivable, net..............................................     248,332    255,942    239,227    241,832
  Accrued interest receivable........................................       1,101      1,101        989        989
  Stock in FHLB of Chicago...........................................       2,051      2,051      2,051      2,051
                                                                       ----------  ---------  ---------  ---------
Financial liabilities:
  Nonmaturing deposits...............................................  $  117,907    117,907    108,373    108,373
  Deposits with stated maturities....................................     152,106    152,604    144,741    145,332
  Borrowed money.....................................................      24,000     23,975     29,000     28,991
  Accrued interest payable...........................................         110        110        103        103
                                                                       ----------  ---------  ---------  ---------
                                                                       ----------  ---------  ---------  ---------

    The following methods and assumptions are used by the Savings Bank in estimating the fair value amounts for its financial instruments.

    CASH AND CASH EQUIVALENTS

    The carrying value of cash and cash equivalents approximates fair value due to the short period of time between origination of the instrument and its expected realization.

    INVESTMENT SECURITIES, MORTGAGE-BACKED SECURITIES, AND FHLB STOCK

    The fair value of investment securities and mortgage-backed securities are estimated using quoted market prices. The fair value of FHLB stock is based on its redemption value.

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    LOANS RECEIVABLE

    The fair value of loans receivable is based on contractual cash flows adjusted for prepayment assumptions, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and remaining terms to maturity.

    ACCRUED INTEREST RECEIVABLE AND PAYABLE

    The carrying value of accrued interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization.

    DEPOSITS

    The fair value of deposits with no stated maturity, such as commercial checking, passbook savings, NOW, and money market accounts are disclosed as the amount payable on demand.

    The fair value of fixed-maturity deposits is the present value of the contractual cash flows discounted using interest rates currently being offered for deposits with similar remaining terms to maturity. If the fair value estimate is less than the amount payable on demand at December 31, the fair value disclosed is the amount payable on demand as per Statement 107.

    BORROWED FUNDS

    The fair value of fixed rate FHLB advances is the present value of the contractual cash flows discounted by the current rate offered for similar remaining maturities.

(15) CONVERSION TO STOCK FORM OF OWNERSHIP

    On August 12, 1997, the Board of Directors adopted a Plan of Conversion (the
Plan) whereby the Savings Bank will convert from a state chartered savings bank to a state chartered stock savings bank. The Plan has been approved by the regulatory authorities and is subject to approval of the members at a special meeting. The stock of the Savings Bank will be issued to a holding company, EFC Bancorp, Inc. (the Company) formed in connection with the conversion. Pursuant to the Plan, shares of capital stock of the holding company are expected to be offered initially for subscription by eligible members of the Savings Bank and certain other persons as of specified dates subject to various subscription priorities as provided in the Plan. The capital stock will be offered at a purchase price of $10.00 as determined by the Board of Directors based upon an appraisal made by an independent appraisal firm. The exact number of shares to be offered will be determined by the Board of Directors in conjunction with the determination of the price at which the shares will be sold. At least the minimum number of shares offered in the conversion must be sold. Any stock not purchased in the subscription offering will be sold in a community offering.

    The Plan provides that when the conversion is completed, a "Liquidation Account" will be established in an amount equal to the retained earnings of the Savings Bank as of the date of the most recent financial statements contained in the final conversion prospectus. The Liquidation Account is established to provide a limited priority claim on the assets of the Savings Bank to qualifying depositors (Eligible and Supplemental Eligible Account Holders) who continue to maintain deposits in the Savings Bank after conversion. In the unlikely event of a complete liquidation of the Savings Bank, and only in such an event, each Eligible Account Holder would then receive from the Liquidation Account a liquidation distribution based on his proportionate share of the then total remaining qualifying deposits.

                  ELGIN FINANCIAL CENTER, SB AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

(15) CONVERSION TO STOCK FORM OF OWNERSHIP (CONTINUED)
    Pursuant to the Plan, the Company intends to establish a Charitable Foundation (the Foundation) in connection with the Conversion. The Plan provides that the Savings Bank and the Company will create the Foundation and donate an amount of the Company's common stock equal to 8.0% of the common stock to be issued in the Conversion. The Foundation is being formed as a complement to the Savings Bank's existing community activities and will be dedicated to community activities and the promotion of charitable causes.

    The Foundation will submit a request to the Internal Revenue Service to be recognized as a tax-exempt organization and would likely be classified as a private foundation. A contribution of common stock to the Foundation by the Company would be tax deductible, subject to an annual limitation based on 10% of the Company's annual taxable income. The Company, however, would be able to carry forward any unused portion of the deduction for five years following the contribution. Upon funding the Foundation, the Company will recognize an expense in the full amount of the contribution, offset in part by the corresponding tax benefit, during the quarter in which the contribution is made.

    Current regulations allow the Savings Bank to pay dividends on its stock after the conversion if its regulatory capital would not thereby be reduced below the amount then required for the aforementioned Liquidation Account. Also, capital distribution regulations limit the Savings Bank's ability to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on their capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Savings Bank or its holding company for one year after conversion except where compelling and valid business reasons are established and approved by the FDIC. The Savings Bank has retained the services of both an underwriting firm and legal counsel for the specific purpose of implementing the Savings Bank's plan of conversion. At December 31, 1997, the Savings Bank has incurred costs of approximately $546,000 relating to these and other related professional services. These costs have been deferred and, upon conversion, such costs and any additional costs will be charged against the proceeds from the sale of stock. Management expects to complete the conversion by April 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                           MANAGEMENT OF THE COMPANY

DIRECTORS OF THE COMPANY

    The Board of Directors of the Company is divided into three classes, each of which contains one-third of the Board. The directors shall be elected by the stockholders of the Company for staggered three year terms, or until their successors are elected and qualified. One class of directors, consisting of Messrs. James J. Kovac, Ralph W. Helm and Vincent C. Norton, has a term of office expiring at the first annual meeting of stockholders, a second class, consisting of Messrs. Leo M. Flanagan, Jr., Peter A. Traeger and Scott H. Budd, has a term expiring at the second annual meeting of stockholders and a third class, consisting of Messrs. John J. Brittain, Barrett J. O'Connor and Thomas I. Anderson, has a term of office expiring at the third annual meeting of stockholders. The biographical information of each Director is set forth under "Management of the Bank--Biographical Information." It is currently intended that Directors of the Company will receive no additional fees for their services as Directors of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

    The following individuals are executive officers of the Company and hold the offices set forth below opposite their names. The biographical information for each executive officer is set forth under "Management of the Bank--Biographical Information."

NAME                                                                 POSITION(S) HELD WITH THE COMPANY
-------                                                   --------------------------------------------------------
John J. Brittain........................................  Chairman of the Board
Leo M. Flanagan, Jr.....................................  Vice Chairman of the Board
Barrett J. O'Connor.....................................  President and Chief Executive Officer
James J. Kovac..........................................  Senior Vice President and Chief Financial Officer
Ursula Wilson...........................................  Corporate Secretary

    The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation, retirement or removal by the Board of Directors.

    Since the formation of the Company, none of the executive officers, Directors or other personnel has received remuneration from the Company. Information concerning the principal occupations, employment and other information concerning the directors and officers of the Company during the past five years is set forth under "Management of the Bank--Biographical Information."

                             MANAGEMENT OF THE BANK

DIRECTORS OF THE BANK

    The Directors of the Company are also Directors of the Bank. Upon consummation of the Conversion, the current Directors of the Bank will become Directors of the stock chartered Bank. The following table sets forth certain information regarding the Board of Directors of the Bank.

                                                                                                    DIRECTOR       TERM
NAME                                         AGE (1)         POSITION(S) HELD WITH THE BANK           SINCE       EXPIRES
-----------------------------------------  -----------  -----------------------------------------  -----------  -----------
John J. Brittain.........................     66        Director and Chairman of the Board            1962         2000
Leo M. Flanagan, Jr......................     55        Director and Vice Chairman of the Board       1980         1999
Barrett J. O'Connor......................     57        Director, President and Chief Executive       1984         2000
                                                        Officer
James J. Kovac...........................     48        Director, Senior Vice President and Chief     1986         1998
                                                        Financial Officer
Vincent C. Norton........................     64        Director and Vice President-Loan              1974         1998
                                                        Origination

Thomas I. Anderson.......................     60        Director                                      1986         2000
Ralph W. Helm, Jr........................     65        Director                                      1991         1998
Peter A. Traeger.........................     39        Director                                      1994         1999
Scott H. Budd............................     41        Director                                      1995         1999

------------------------

(1) As of December 31, 1997.

EXECUTIVE OFFICERS OF THE BANK WHO ARE NOT DIRECTORS

    The following table sets forth certain information regarding the executive officers of the Bank who are not also directors.

NAME                                                   AGE (1)              POSITION(S) HELD WITH THE BANK
---------------------------------------------------  -----------  ---------------------------------------------------
Jerry L. Gosse.....................................     62        Vice President and Compliance Officer
James R. Schneff...................................     46        Vice President-Lending
Sandra L. Sommers..................................     55        Vice President-Savings
Joseph E. Stanczak.................................     45        Vice President and Treasurer

------------------------

(1) As of December 31, 1997.

    The executive officers of the Bank are elected annually and will hold office in the converted Bank until the annual meeting of the Board of Directors of the Bank held immediately after the first annual meeting of stockholders of the Bank subsequent to Conversion, and until their successors are elected and qualified or until death, resignation, retirement or removal by the Board of Directors. Officers are re-elected by the Board of Directors annually.

BIOGRAPHICAL INFORMATION

    DIRECTORS OF THE BANK

    John J. Brittain is Chairman of the Board of Directors and an officer of the Bank. Mr. Brittain was elected to the Board of Directors in 1962 and has served as Chairman of the Board since 1980. Mr. Brittain is a partner in the law firm of Brittain & Ketcham, P.C., located in Elgin, Illinois.
Brittain & Ketcham, P.C. serves as the Bank's legal counsel. Mr. Brittain is a member of the Asset/Liability, Investment, Loan, Executive and Compensation Committees.

    Leo M. Flanagan, Jr., is Vice Chairman of the Board of Directors and an officer of the Bank. Mr. Flanagan has been a member of the Board of Directors since 1980 and has served as Vice Chairman of the Board since 1996. Mr. Flanagan is a partner in the law firm of Brittain & Ketcham, P.C., located in Elgin, Illinois. Brittain & Ketcham, P.C., serves as the Bank's legal counsel. Mr. Flanagan is a member of the Asset/Liability, Audit, Compliance, CRA, Investment, Loan and Executive Committees.

    Barrett J. O'Connor is President and Chief Executive Officer of the Bank. Mr. O'Connor has been employed by the Bank since 1978. From 1978 to 1992, Mr. O'Connor held various positions with the Bank. In 1992, Mr. O'Connor became Chief Executive Officer and, in 1994, became President. He has been a Director of the Bank since 1984. Mr. O'Connor is a member of the Asset/Liability, Investment, Loan, Executive and Compensation Committees.

    James J. Kovac, a certified public accountant, has been Senior Vice President and Chief Financial Officer of the Bank since 1992. He has also been a Director of the Bank since 1986. Mr. Kovac is a member of the Asset/Liability, Compliance, CRA, Investment, Loan and Executive Committees.

    Vincent C. Norton has served as a Director of the Bank since 1974. In 1993, Mr. Norton was named Vice President-Loan Origination. Prior to becoming an officer of the Bank, he was Finance Manager for an Elgin-based automobile dealership. Mr. Norton is a member of the Asset/Liability, CRA and Loan Committees.

    Thomas I. Anderson has served on the Bank's Board of Directors since 1986. Mr. Anderson is President of W.J. Dennis & Company. W.J. Dennis & Company packages and distributes weather stripping and related products. He is a member of Asset/Liability, Audit, Compliance, Investment, Loan and Compensation Committees.

    Ralph W. Helm, Jr., has served on the Bank's Board of Directors since 1991. Mr. Helm is President of Ralph Helm Inc., a retail seller and service of outdoor power equipment. He is a member of the Asset/ Liability, Audit, Loan and Compensation Committees.

    Peter A. Traeger has been a member of the Bank's Board of Directors since 1994. Mr. Traeger is President and Chief Executive Officer of Artistic Carton Company, a manufacturer of recycled paperboard and folding cartons. He is a member of the Asset/Liability, Audit, Compliance, Compensation, CRA and Loan Committees.

    Scott H. Budd has been a member of the Bank's Board of Directors since 1995. Mr. Budd is a representative of the investment and consulting firm of Edward Jones. He is a member of the Asset/ Liability, Audit, Investment and Loan Committees.

EXECUTIVE OFFICERS OF THE BANK WHO ARE NOT DIRECTORS

    Jerry L. Gosse joined the Bank in 1994 as Vice President and Compliance Officer. He is primarily responsible for monitoring the Bank's compliance with applicable laws and regulations. Prior to joining the Bank, Mr. Gosse was employed, for a combined 28 years, with the Federal Home Loan Bank Board (the predecessor to the OTS), the FHLB-Chicago and the OTS.

    James R. Schneff has been employed by the Bank since 1974. He was named Vice President-Lending in 1983. Mr. Schneff operates as the chief lending officer of the Bank overseeing all mortgage and consumer lending operations. Mr. Schneff is a member of the Asset/Liability and CRA Committees.

    Sandra L. Sommers joined the Bank in 1960. She was named Vice
President-Savings in 1977. Ms. Sommers is responsible for the Bank's retail savings department and is a member of the Asset/Liability Committee.

    Joseph E. Stanczak has been employed by the Bank since 1973. From 1973 to 1985, Mr. Stanczak held various positions with the Bank. In 1985, he was named Vice President-Treasurer of the Bank and is primarily responsible for data processing and branch operations. Mr. Stanczak is a member of the Asset/ Liability Committee.

MEETINGS AND COMMITTEES OF THE BOARDS OF DIRECTORS OF THE BANK AND THE COMPANY

    The Bank's Board of Directors meets monthly and may have additional special meetings as may be called in the manner specified in the Bylaws. During the year ended December 31, 1997, the Board held 15 meetings. For the year ended December 31, 1997, no Director attended fewer than 75% in the aggregate of the total number of meetings of the Board or Committees on which such Director served.

    The Board of Directors of the Bank has established the following committees:

    THE EXECUTIVE COMMITTEE CONSISTS OF MESSRS. Brittain, Flanagan, O'Connor and Kovac. The purposes of this committee are to evaluate issues of major importance to the Bank and to approve the Bank's annual budget. The committee meets weekly or on an as-needed basis and met 21 times in 1997.

    THE AUDIT COMMITTEE CONSISTS OF MESSRS. Flanagan, Anderson, Helm, Traeger and Budd. The Bank's internal auditor reports to this committee. This committee is responsible for reviewing audit reports and management's actions regarding the implementation of audit findings. The committee generally meets on an as-needed basis and met three times in 1997.

    THE COMPENSATION COMMITTEE CONSISTS OF MESSRS. Anderson, Helm, Traeger and Budd as voting members and Messrs. Brittain and O'Connor as ex-officio members. This Committee is responsible for all matters regarding compensation and fringe benefits. The Committee meets on an as-needed basis.

    The Board of Directors of the Company has established the following committees: the Audit Committee consisting of Messrs. Anderson, Helm, Traeger and Budd; the Pricing Committee consisting of the entire Board of Directors; and the Compensation Committee consisting of Messrs. Anderson, Helm, Traeger and Budd.

COMPENSATION OF DIRECTORS

    All Directors of the Bank receive a fee of $2,000 for each regular and special Board meeting which they attend. All outside Directors of the Bank receive a fee of $200 to $250 (depending on the committee) for each committee meeting attended, except that no fees are paid for attending a meeting of the Executive, Compensation or CRA Committees.

ADVISORY DIRECTORS

    The Bank maintains a Board of Advisory Directors which consists of former Directors of the Bank. Pursuant to the Bank's bylaws, Directors must retire in the year they reach age 70 and any Director who retires because of such age limitation is eligible to be elected as an Advisory Director. Advisory Directors have no vote and receive meeting fees as determined by resolution of the Directors of the Bank, currently $750 for each Board meeting attended.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth the cash compensation paid by the Bank as well as certain other compensation paid or accrued for services rendered in all capacities during the year ended December 31, 1997, to the Chief Executive Officer and the three highest paid executive officers of the Bank who received salary and bonus in excess of $100,000 ("Named Executive Officers").

                                                                                    LONG-TERM COMPENSATION
                                                                           -------------------------------------
                                            ANNUAL COMPENSATION (1)                  AWARDS              PAYOUTS
                                     ------------------------------------  ----------------------------  -------
                                                                OTHER                      SECURITIES                   All
                                                               ANNUAL       RESTRICTED     UNDERLYING      LTIP        Other
NAME AND PRINCIPAL                                          COMPENSATION   STOCK AWARDS   OPTIONS/SARS    PAYOUTS   Compensation
  POSITIONS                 YEAR     SALARY($)   BONUS($)      ($) (2)        ($) (3)        (#) (4)      ($) (5)      ($)(6)
------------------------  ---------  ----------  ---------  -------------  -------------  -------------  ---------  ------------
Barrett J. O'Connor
  President and Chief        1997    $  162,500  $  33,000        --             --             --           --      $   9,500
  Executive Officer.....     1996       150,500     30,000        --             --             --           --          9,500

James J. Kovac Senior
  Vice President and
  Chief Financial            1997       143,500     35,000        --             --             --           --          9,500
  Officer...............     1996       133,000     25,000        --             --             --           --          9,500

John J. Brittain
  Chairman of the            1997       126,000     22,000        --             --             --           --          9,500
  Board.................     1996       118,000     20,000        --             --             --           --          8,271

Vincent C. Norton Vice
  President-Loan             1997        96,000     16,000        --             --             --           --          6,600
  Origination...........     1996        91,000     16,000        --             --             --           --          5,790


------------------------

(1) Under Annual Compensation, the column titled "Salary" includes directors' fees and amounts deferred by the Named Executive Officer under the Bank's 401(k) Plan.

(2) For 1997, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock. For 1997, the Bank had no restricted stock or stock related plans in existence.

(3) Does not include awards pursuant to the Stock Program, which may be granted in conjunction with a meeting of shareholders of the Company, subject to regulatory and shareholder approval, as such awards were not earned, vested or granted in 1997. For a discussion of the terms of the Stock Program which is intended to be adopted by the Company, see "--Benefit Plans--Stock Program." For 1997, the Bank had no stock plans in existence.

(4) No stock options or SARs were earned or granted in 1997. For a discussion of the Stock Option Plan which is intended to be adopted by the Company, see "Benefit Plans--Stock Option Plan."

(5) For 1997, there were no payouts or awards under any long-term incentive plan.

(6) Other compensation includes the Bank's matching contribution under the Bank's 401(k) Plan.

EMPLOYMENT AGREEMENTS

    Upon the Conversion, the Bank and the Company each intend to enter into employment agreements with Messrs. O'Connor and Kovac (individually, the "Executive") (collectively, the "Employment Agreements"). The Employment Agreements are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base after the Conversion. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of the above referenced officers.

    The Employment Agreements provide for three-year terms for each Executive. The term of the Employment Agreements shall be extended on a daily basis unless written notice of non-renewal is given by the Board of Directors. The Employment Agreements provide that the Executive's base salary will be reviewed annually. The base salaries which will be effective for such Employment Agreements for Messrs. O'Connor and Kovac will be $165,000 and $135,000, respectively. In addition to the base salary, the Employment Agreements provide for, among other things, participation in stock benefits plans and other fringe benefits applicable to executive personnel. The Employment Agreements provide for termination by the Bank or the Company for cause, as defined in the Employment

Agreements, at any time. In the event the Bank or the Company chooses to terminate the Executive's employment for reasons other than for cause, or in the event of the Executive's resignation from the Bank and the Company upon: (i) failure to re-elect the Executive to his current offices; (ii) a material change in the Executive's functions, duties or responsibilities; (iii) a relocation of the Executive's principal place of employment by more than 25 miles; (iv) a reduction in the benefits and perquisites being provided to the Executive in the Employment Agreement; (v) liquidation or dissolution of the Bank or the Company; or (vi) a breach of the Employment Agreement by the Bank or the Company, the Executive or, in the event of death, his beneficiary would be entitled to receive an amount equal to the remaining base salary payments due to the Executive for the remaining term of the Employment Agreement and the contributions that would have been made on the Executive's behalf to any employee benefit plans of the Bank and the Company during the remaining term of the Employment Agreement. The Bank and the Company would also continue and pay for the Executive's life, health, dental and disability coverage for the remaining term of the Employment Agreement. Upon any termination of the Executive, the Executive is subject to a one year non-competition agreement.

    Under the Employment Agreements, if voluntary or involuntary termination follows a change in control of the Bank or the Company, the Executive or, in the event of the Executive's death, his beneficiary, would be entitled to a severance payment equal to the greater of: (i) the payments due for the remaining terms of the agreement; or (ii) three times the average of the five preceding taxable years' annual compensation. The Bank and the Company would also continue the Executive's life, health, and disability coverage for thirty-six months. Notwithstanding that both the Bank and Company Employment Agreements provide for a severance payment in the event of a change in control, the Executive would only be entitled to receive a severance payment under one agreement.

    Payments to the Executive under the Bank's Employment Agreement will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. Payment under the Company's Employment Agreement would be made by the Company. All reasonable costs and legal fees paid or incurred by the Executive pursuant to any dispute or question of interpretation relating to the Employment Agreements shall be paid by the Bank or Company, respectively, if the Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement. The Employment Agreements also provide that the Bank and Company shall indemnify the Executive to the fullest extent allowable under Illinois and Delaware law, respectively. In the event of a change in control of the Bank or the Company, the total amount of payments due under the Agreements, based solely on cash compensation paid to the officers who will receive Employment Agreements over the past five fiscal years and excluding any benefits under any employee benefit plan which may be payable, would be approximately $706,000.

CHANGE IN CONTROL AGREEMENTS

    Upon Conversion, the Bank intends to enter into three-year Change in Control Agreements with Messrs. Brittain and Flanagan and four other executive officers of the Bank, none of whom will be covered by employment contracts. The Company intends to enter into three-year Change in Control Agreements with Mr. Brittain and one other executive officer. The Change in Control Agreements shall be extended on a daily basis unless written notice of non-renewal is given by the Board of Directors. The Change in Control Agreements will provide that in the event that voluntary or involuntary termination follows a change in control of the Company or the Bank, the officer would be entitled to receive a severance payment equal to three times the officer's average annual compensation for the five most recent taxable years. The Bank would also continue and pay for the officer's life, health and disability coverage for thirty-six months following termination. In the event of a change in control of the Company or the Bank, the total payments that would be due under the Change in Control Agreements, based solely on the current annual compensation paid to the officers covered by the Change in Control Agreements and excluding any benefits under any employee benefit plan which may be payable, would be approximately $1.1 million.

EMPLOYEE SEVERANCE COMPENSATION PLAN

    The Bank's Board of Directors intends to, upon Conversion, establish the Elgin Financial Center, S.B. Employee Severance Compensation Plan ("Severance Plan") which will provide eligible employees with severance pay benefits in the event of a change in control of the Bank or the Company following Conversion. Management personnel with Employment Agreements or Change in Control Agreements are not eligible to participate in the

Severance Plan. Generally, employees are eligible to participate in the Severance Plan if they have completed at least one year of service with the Bank. The Severance Plan vests in each participant a contractual right to the benefits such participant is entitled to thereunder. Under the Severance Plan, in the event of a change in control of the Bank or the Company, eligible employees who are terminated from or terminate their employment within one year (for reasons specified under the Severance Plan), will be entitled to receive a severance payment. If the participant, whose employment has terminated, has completed at least one year of service, the participant will be entitled to a cash severance payment equal to one-twelfth of annual compensation for each year of service up to a maximum of 199% of annual compensation. Such payments may tend to discourage takeover attempts by increasing costs to be incurred by the Bank in the event of a takeover. In the event the provisions of the Severance Plan are triggered, the total amount of payments that would be due thereunder, based solely upon current salary levels, would be approximately $1.1 million. However, it is management's belief that substantially all of the Bank's employees would be retained in their current positions in the event of a change in control, and that any amount payable under the Severance Plan would be considerably less than the total amount that could possibly be paid under the Severance Plan.

BENEFIT PLANS

    RETIREMENT PLAN.

    The Bank sponsors a defined benefit pension plan known as the Elgin Federal Financial Center Retirement Trust ("Retirement Plan"). The Retirement Plan is intended to satisfy the tax qualification requirements of Section 401(a) of the Code. On September 9, 1997, the Board of Directors of the Bank terminated its noncontributory pension plan effective November 4, 1997. Plan benefits ceased to accrue on September 30, 1997. Upon termination, all benefits became 100% vested, and all persons entitled to benefits were eligible to request an immediate lump sum settlement of the benefit entitlement. The Bank recorded a pension curtailment expense of $104,000 in 1997, in conjunction with the termination of the plan. The plan assets were distributed to plan participants on or about January 23, 1998.

    Employees are eligible to participate in the Retirement Plan on the January 1 coincident with or otherwise next following the later of an employee's 21st birthday and the six month anniversary of the employee's date of employment, regardless of the number of hours of service credited. The Retirement Plan defines "Employee" as any individual employed by the Bank or its affiliates or any leased employee who is deemed to be an employee under Section 414(n) of the Code.

    The Retirement Plan provides for a normal retirement benefit to participants upon retirement at or after the later of (i) attainment of age 65 or (ii) the fifth anniversary of initial participation in the plan. The annual normal retirement benefit for a participant under the Retirement Plan equals (i) 1.15% of a participant's "Final Average Compensation" (as defined in the plan) plus .605% of the participant's "Final Average Compensation" in excess of "Covered Compensation" (as defined in the plan) multiplied by the "Benefit Service" (as defined in the plan) plus (ii) the greater of 2% of a participant's "Final Average Compensation" times his "Benefit Service" minus 50% of a participant's primary Social Security Benefit or $100, multiplied by a fraction, the numerator of which is a participant's service as of December 31, 1988 and the denominator of which is a participant's service on his normal retirement date.

    A participant may also become eligible to receive an early retirement benefit upon the (i) attainment of age 55; and (ii) completion of 10 years of service. Early retirement benefits are generally calculated in the same manner as a participant's normal retirement benefits but may be actuarially reduced if paid prior to the participant's "Normal Retirement Date" (as defined by the plan). Participants generally become vested in their benefits under the Retirement Plan upon completing at least five years of Service.

    The plan generally pays benefits in the form of a straight life annuity with respect to unmarried participants and in the form of a 50% qualified joint and survivor annuity (with the spouse as designated beneficiary) for married participants. Other forms of benefit payments, including a lump sum, are available under the Retirement Plan.

    The following table sets forth the estimated annual benefits payable under the Retirement Plan for participants who attain normal retirement age during 1997, expressed in the form of a straight life annuity. Covered compensation under the Retirement Plan basically includes the base salary for participants, and does not consider any cash bonus amounts. The benefits listed in the table below for the Retirement Plan are not subject to a deduction for social security benefits or any other offset amount.

   FINAL                              YEARS OF SERVICE
  AVERAGE     ----------------------------------------------------------------
COMPENSATION     15         20         25         30         35         40
------------  ---------  ---------  ---------  ---------  ---------  ---------
 $   50,000   $   9,797  $  13,328  $  17,956  $  22,831  $  27,849  $  24,896
 $  100,000      23,876     33,270     43,203     53,407     63,765     57,149
 $  150,000      38,939     53,704     69,007     84,581    100,310     90,057
 $  200,000      40,674     55,977     71,691     87,610    103,645     93,316
 $  250,000      41,391     56,900     72,736     88,737    104,831     94,546
 $  300,000      45,313     63,590     82,187    100,943    119,790    110,058
 $  350,000      49,764     71,220     92,995    114,930    120,000    120,000
 $  400,000      54,215     78,850    103,805    120,000    120,000    120,000
 $  450,000      58,665     86,481    114,615    120,000    120,000    120,000
 $  500,000      63,117     94,111    120,000    120,000    120,000    120,000
 $  550,000      67,568    101,741    120,000    120,000    120,000    120,000

    The approximate years of service, as of January 1, 1997, for the named executive officers are as follows:

                                                                YEARS
           NAMED EXECUTIVE OFFICER                            OF SERVICE
           -------------------------------------------     ---------------
           John J. Brittain...........................            10
           Barrett J. O'Connor........................            18
           James J. Kovac.............................             7
           Vincent C. Norton..........................             4

    401(k) Plan. The Bank also sponsors the Elgin Financial Center, S.B. 401(k) Employee Benefit Plan ("401(k) Plan"), a tax-qualified profit sharing and salary reduction plan under Sections 401(a) and 401(k) of the Code.
Generally, employees other than (i) employees who are collective bargaining unit employees and employees who are non-resident aliens or (ii) leased employees, become eligible to participate in the 401(k) Plan upon the attainment of age 20 and the completion of six months of service. Under the 401(k) Plan, participants may make salary reduction contributions equal to 2% to 10% of their compensation or the legally permissible limit (currently $10,000). The Bank, at its discretion, may make a matching contribution to each 401(k) Plan participant based on his or her elective deferrals in a percentage set by the Bank prior to the end of the Plan Year.

    Participants are always 100% vested in their salary reduction contributions. Participants become 20% vested in Bank matching contributions after the completion of two years of service with the Bank. Participants' vested interest in Bank matching contribution increase by 20% for each additional year of service completed, so that after the completion of 6 years of service, participants are 100% vested in Bank matching contributions. A participant who terminates employment due to death, disability, or retirement immediately becomes fully vested in the Bank's matching contributions credited to his or her account regardless of the participant's years of service. A participant's vested portion of his or her 401(k) Plan account is distributable from the 401(k) Plan upon the termination of the participant's employment, death, disability or retirement. In addition, a participant may be eligible for hardship withdrawals and loans under the 401(k) Plan. Any distribution made to a participant prior to the participant's attainment of age 59 1/2 is subject to a 10% excise tax in addition to federal income taxes. The Board of Directors may at any time discontinue the Bank's contributions to employee accounts. For the years ended December 31, 1997, 1996 and 1995, the Bank's matching contributions to the 401(k) Plan were $166,000, $138,000 and $122,000, respectively.

    The 401(k) Plan currently permits participants to invest their 401(k) plan account balances in a single investment vehicle. The Bank intends to implement additional investment alternatives, including but not limited to, an employer stock fund (the "Employer Stock Fund." ) The Employer Stock Fund will be invested primarily in shares of Common Stock. A participant's ability to direct all or some of his or her vested account to purchase Common Stock in the Offering will be dependent upon such individual being an Eligible Account Holder, Supplemental Eligible Account Holder, or Other Member. No 401(k) Plan participant may purchase more than $200,000 in aggregate value of the Common Stock in the Conversion (subject to the overall purchase limitations) through 401(k) Plan Subscription Rights. The Bank's Compensation Committee of the Board of Directors has been appointed to administer the Employee Stock Trust Fund. The Compensation Committee has appointed an unrelated trustee for the Employer Stock Fund. The Employer Stock Trustee may follow the voting directions of 401(k) Plan participants investing in the Employer Stock Fund; provided that the trustee determines such voting is consistent with its fiduciary duties.

    ESOP. In connection with the Conversion, the Bank also intends to implement an employee stock ownership plan ("ESOP"). An ESOP is a tax-qualified retirement plan designed to invest primarily in employer securities. At the Bank's discretion, the Bank's matching contributions that otherwise would be made to the 401(k) Plan may be made to the ESOP. The Bank will make contributions to the ESOP on behalf of all ESOP participants. The ESOP will provide eligible employees with the opportunity to receive a Bank funded retirement benefit based on the value of the Common Stock. The Bank anticipates that the eligibility requirements for the ESOP will be similar to those of the 401(k) Plan.

    The ESOP intends to purchase 8.0% of the Common Stock issued in connection with the Conversion, including shares issued to the Foundation. As part of the Conversion and in order to fund the ESOP's purchase of the Common Stock to be issued in the Conversion, the ESOP intends to borrow funds from the Company equal to 100% of the aggregate purchase price of the Common Stock to be purchased by the ESOP. Alternatively, the Company and Bank may choose to fund the ESOP's purchase of stock through a loan from a third party financial institution. The Common Stock purchased by the ESOP with the loan proceeds will serve as collateral for the loan, as described below. The term of the ESOP loan will be 15 years and the trustee will repay the loan principally from the Company's or the Bank's contributions to the ESOP. The Bank may use matching contributions made with respect to ESOP participants' 401(k) salary reduction contributions and other discretionary contributions to meet the ESOP loan obligations. Additionally, any dividends that may be paid on unallocated stock held by the ESOP will also be used to repay the ESOP loan. Subject to receipt of any necessary regulatory approvals or opinions, the Bank may make additional contributions to the ESOP for repayment of the loan or to reimburse the Company for contributions made by it. The interest rate for the loan is expected to be at or near the prime rate.

    Shares of Common Stock purchased by the ESOP with the loan proceeds will initially be pledged as collateral for the loan, and will be held in a suspense account until released for allocation among participants as the loan is repaid. The trustee will release the pledged shares annually from the suspense account in an amount proportional to the repayment of the ESOP loan for each plan year. The released shares will then be allocated to the accounts of ESOP participants as follows: First, for each eligible ESOP participant, a portion of the shares released for the plan year will be allocated to a special "matching" account under the ESOP equal in value to the amount of matching contribution, if any, and/or if applicable, that such participant would be entitled to under the terms of the 401(k) Plan for the plan year. Second, the remaining shares which have been released for the plan year will be allocated to each eligible participant's general ESOP account based on the ratio of each such participant's base compensation to the total base compensation of all eligible ESOP participants. Participants will vest in their ESOP account at a rate of 20% annually commencing after the completion of two years of service, with 100% vesting upon the completion of 6 years of service. Participants will also become fully vested in their accounts if their service terminates due to death, retirement, disability, or upon the occurrence of a change in control. The ESOP may reallocate forfeitures among remaining participants, in the same proportion as contributions. Benefits under the ESOP will become payable upon death, retirement, early retirement, or separation from service. The annual contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

    In connection with the establishment of the ESOP, the Board of Directors has appointed the Bank's Compensation Committee of the Board of Directors to administer the ESOP. The Compensation Committee has appointed an unrelated trustee for the ESOP. The Compensation Committee may instruct the trustee regarding investment of funds contributed to the ESOP. The ESOP trustee, subject to its fiduciary duties, must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Subject to its fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the trustee will vote unallocated shares and allocated shares for which participants provide no instructions in a manner calculated to most accurately reflect the instructions it has received from participants regarding the allocated stock for which it has received instructions.

    MANAGEMENT SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The Bank intends to implement a non-tax qualified Management Supplemental Executive Retirement Plan ("Management SERP") to provide certain officers and highly compensated employees with additional retirement benefits. The Management SERP benefit is intended to make up benefits lost under the ESOP allocation procedures to participants who retire prior to the complete repayment of the ESOP loan. At the retirement of a participant, the benefits under the SERP are determined by first: (i) projecting the number of shares that would have been allocated to the participant under the ESOP if they had been employed throughout the period of the ESOP loan (measured from the participant's first date of ESOP participation); and (ii) reducing the number determined by (i) above by the number of shares actually allocated to the Participant's account under the ESOP; and second, by multiplying the number of shares that represent the difference between such figures by the average fair market value of the Common Stock over the preceding five years. Benefits under the Management SERP vest in 20% annual increments over a five-year period commencing as of the date of a Participant's participation in the Management SERP. The vested portion of the Management SERP Participant's benefits are payable upon the retirement of the Participant upon or after the attainment of age 65 or in accordance with the requirements of early retirement under the Retirement Plan.

    The Bank anticipates establishing an irrevocable grantor's trust ("grantor's trust") to hold the assets of the Management SERP. This trust would be funded with contributions from the Bank for the purpose of providing the benefits promised under the terms of the Management SERP. The grantor's trust may hold a variety of assets including the Common Stock, other securities, insurance contracts and cash. The Management SERP participants have only the rights of unsecured creditors with respect to the trust's assets, and will not recognize income with respect to benefits provided by the Management SERP until such benefits are received by the participants. The assets of the grantor's trust are considered part of the general assets of the Bank and are subject to the claims of the Bank's creditors in the event of the Bank's insolvency. Earnings on the trust's assets are taxable to the Bank.

    SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The Code limits the amount of compensation that may be considered when determining benefits that are payable under tax-qualified plans, such as the ESOP (the "Code Limit"), and further limits the amount that can be contributed on behalf of any employee in any year with respect to tax-qualified defined contribution plans, such as the ESOP and 401(k) Plan. To provide benefits to make up for the reduction in benefits flowing from these limits, the Bank intends to implement a Supplemental Executive Retirement Plan ("SERP"). The SERP is an "unfunded" plan which is subject to the creditors of the employer. The Bank intends to establish a grantor trust to hold assets to satisfy the Bank's SERP obligations.

    STOCK OPTION PLAN. Following the Conversion, the Board of Directors of the Company intends to adopt a stock-based benefit plan which would provide for the granting of options to purchase Common Stock to certain individuals. Currently, the Company anticipates granting stock options under a single stock-based incentive plan which will combine the features of the Stock Program and the Stock Option Plan ("Master Stock-based Benefit Plan") covering full-time employees and outside directors of the Company and its affiliates. However, it is possible that the Company may establish a separate option plan solely for outside directors. At a meeting of stockholders of the Company following the Conversion, which under applicable regulations may not be held earlier than six months after the completion of the Conversion, the Board of Directors intends to present the Stock Option Plan or the Master Stock-based Benefit Plan to stockholders for approval. The Company anticipates reserving an amount equal to 10% of the shares of Common Stock issued in the Conversion, including shares issued to the Foundation (or 651,429 shares based upon the issuance of 6,514,290 shares), for issuance under the Stock Option Plan or Master Stock-based Benefit Plan. If the Company implements an option plan within one year following completion of the Conversion, OTS regulations as applied by the FDIC provide that the vesting or the exercisability of any options granted under such plan may not be accelerated except upon death or disability.

    The Company intends to design the stock option benefits provided under the Stock Option Plan to attract and retain qualified personnel in key positions, provide officers and key employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company and reward key employees for outstanding performance. The Company may condition the granting or vesting of stock options on the achievement of individual or Company-wide performance goals, including the achievement by the Company or the Bank of specified levels of net income, asset growth, return on equity or other specific financial performance goals. The Company anticipates that the Stock Option Plan will provide for the grant of: (i) options for employees to purchase the Company's Common Stock intended to qualify as incentive stock options under
Section 422 of the Code ("Incentive Stock Options"); (ii) options for all participants that do not qualify as incentive stock options ("Non-Statutory Stock Options"); and (iii) Limited Option Rights (discussed below) which participants may exercise only upon a change in control of the Bank or the Company. Unless sooner terminated, the Stock Option Plan will be in effect for a period of ten years from the earlier of adoption by the Board of Directors or approval by the Company's stockholders. Subject to shareholder approval, the Company intends to grant options with Limited Option Rights at an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. Subject to any applicable regulations, upon exercise of "Limited Option Rights" in the event of a change in control, the employee will be entitled to receive a lump sum cash payment equal to the difference between the exercise price of any unexercised option, whether exercisable or unexercisable at such time, and the fair market value of the shares of common stock subject to the option on the date of exercise of the right in lieu of purchasing the stock underlying the option. The Company anticipates that all options granted contemporaneously with stockholder approval of the Incentive Option Plan will qualify as Incentive Stock Options to the extent permitted under Section 422 of the Code. A change in control would be defined in the plan document and would generally occur when a person or group of persons acting in concert acquires beneficial ownership of 20% or more of any class of equity security of the Company or the Bank or in the event of a tender or exchange offer, merger or other form of business combination, sale of all or substantially all of the assets of the Company or the Bank or contested election of directors which resulted in the replacement of a majority of the Board of Directors by persons not nominated by the directors in office prior to the contested election.

    A committee of the Board of Directors will administer the Stock Option Plan and will determine which officers and employees may receive options and Limited Rights, whether such options will qualify as Incentive Stock Options, the number of shares subject to each option, the exercise price of each option, the manner of exercise of the options and the time when such options become exercisable.

    If the Company adopts an option plan in the form described above, an employee will not realize taxable income upon grant or exercise of any Incentive Stock Option, provided that the employee does not dispose of the shares received through the exercise of such option for at least one year after the date the employee receives the stock in connection with the option exercise and two years after the date of grant of the option (a "disqualifying disposition"). The Company may not take a compensation expense deduction with respect to the grant or exercise of Incentive Stock Options, unless the employee disposes of the shares in a disqualifying disposition. In the case of a Non-Statutory Stock Option and in the case of a disqualifying disposition of an Incentive Stock Option, an employee will be deemed to receive ordinary income upon exercise of the stock option in an amount equal to the amount by which the fair market value of the Common Stock on the date of exercise exceeds the exercise price of the option. The amount of taxable income realized by an optionee upon the exercise of a Non-Statutory Stock Option or due to a disqualifying disposition of shares acquired through the exercise of an Incentive Stock Option are a deductible expense for tax purposes by the Company. Upon the exercise of a Limited Option Right, the option holder realizes taxable income equal to the amount paid to him or her upon exercise of the right and the Company receives a deduction equal to that same amount.

    Stock options under an option plan adopted by the Company would become vested and exercisable in the manner specified by the committee responsible for administering the plan, subject to applicable regulations. The Company anticipates options granted in connection with the Incentive Option Plan will remain exercisable for at least three months following the date on which the employee ceases to perform services for the Bank or the Company, except that in the event of death or disability, in which cases options accelerate and become fully vested and remain exercisable for up to one year thereafter, or such longer period as determined by the Company. However, any Incentive Stock Options exercised more than three months following the date the employee ceases to perform services as an employee, other than termination due to death or disability, would be treated for tax purposes as a Non-Statutory

Stock Option. The Company also anticipates that in the event of retirement, if the optionee continues to perform services as a Director, Advisory Director, or consultant on behalf of the Bank, the Company or an affiliate, unvested options would continue to vest in accordance with their original vesting schedule until the optionee ceases to serve as a Director, Advisory Director or consultant. If the Stock Option Plan is adopted in the form described above, the Company, if requested by the optionee, could elect, in exchange for vested options, to pay the optionee, or beneficiary in the event of death, the amount by which the fair market value of the Common Stock exceeds the exercise price of the options on the date of the employee's termination of employment.

    All options granted to outside directors under an option plan must, by law, be Non-Statutory Stock Options and would vest and become exercisable in a manner specified by the committee, subject to applicable regulations, and would expire upon the earlier of ten years following the date of grant or one year following the date the optionee ceases to be a Director, Director Emeritus, Advisory Director or consultant. In the event of the death or disability of a participant, all previously granted options would immediately vest and become fully exercisable.

    Applicable regulations do not permit accelerated vesting, in the event of a change in control, of stock options or stock awards granted under a plan adopted within one year after Conversion. Subject to applicable regulatory requirements, the Stock option Plan described above may be amended subsequent to the expiration of the one year period to provide for accelerated vesting of previously granted options in the event of a change in control of the Company or the Bank. A change in control would be defined in the plan document and would generally occur when a person or group of persons acting in concert acquires beneficial ownership of 20% or more of any class of equity security of the Company or the Bank or, in the event of a tender or exchange offer, merger or other form of business combination, sale of all or substantially all of the assets of the Company or the Bank or contested election of directors which resulted in the replacement of a majority of the Board of Directors by persons not nominated by the directors in office prior to the contested election.

    STOCK PROGRAM. Following the Conversion, the Company intends to establish the Stock Program which would provide for the grant of stock awards to officers, employees and non-employee directors of the Bank and Company as a method of providing officers, employees and non-employee directors of the Bank and Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Bank. The benefits under the Stock Program may be provided for under either a separate plan for officers and employees and a separate plan for outside directors or under the Master Stock-based Benefit Plan which would combine the features of the Stock Program with the Stock Option Plan. The Company intends to present the Stock Program or the Master Stock-based Benefit Plan for stockholder approval at a meeting of stockholders, which pursuant to applicable regulations, the Company may hold no earlier than six months after the completion of the Conversion.

    The Bank or Company expects to contribute funds to the Stock Program to enable such plan or a trust established for the Plan, to acquire, in the aggregate, an amount equal to 4% of the shares of Common Stock issued in the Conversion, including shares issued to the Foundation (or 260,571 shares based upon the issuance of 6,514,290 shares). The Company will acquire these shares through open market purchases or from authorized but unissued shares. Although no specific award determinations have been made, the Company anticipates that it will provide stock awards to the directors and employees of the Company or Bank or their affiliates to the extent permitted by applicable regulations. Shares of Common Stock granted pursuant to the Stock Program will be awarded at no cost to the recipients. OTS regulations, as applied by the FDIC, provide that with respect to any stock plan adopted within one year after conversion, the vesting or the exercisability of any options granted under such a plan, may not be accelerated except upon death or disability.

    A committee of the Board of Directors will administer the Stock Program. Stock awards will not be transferable or assignable. The Board intends to appoint an independent fiduciary to serve as trustee of a trust established pursuant to the Stock Program. The Company may make allocations and grants to officers and employees under the Stock Program in the form of non performance-based grants and/or performance-based grants. The Company may make the granting or vesting of stock awards under the Stock Program conditioned upon the achievement of individual or Company-wide performance goals, including the Company's or Bank's achievement of specified levels of net income, return on assets, return on equity or other specified financial performance goals and will be subject to applicable regulations.

    In the event of death, stock awards will become 100% vested. In the event of disability, stock awards would be 100% vested upon termination of employment of an officer or employee, or upon termination of service as a director. In the event of retirement, if the participant continues to perform services as a Director, Advisory Director or consultant on behalf of the Bank, the Company or an affiliate or, in the case of a retiring Director, Advisory Director or as a consulting director, unvested stock awards will continue to vest in accordance with their original vesting schedule until the recipient ceases to perform such services at which time any unvested stock awards would lapse.

    The Company intends that, subject to any applicable regulations, the Stock Program may be amended subsequent to the expiration of the one-year period to provide for accelerated vesting of previously granted stock awards under the Stock Program in the event of a change in control of the Bank or Company. Limited Stock Rights would be exercisable by participants only upon a change in control of the Company or Bank as described in the Plan. Subject to any applicable Illinois or FDIC regulations, upon the exercise of a Limited Stock Right, the recipient will be entitled to receive a cash payment equal to the fair market value of all unvested stock awards in exchange for any rights to such unvested stock awards. A change in control is expected to be defined in the plan document, to generally occur when a person or group of persons acting in concert acquires beneficial ownership of 20% or more of a class of equity securities of the Company or the Bank or in the event of a tender or exchange offer, merger or other form of business combination, sale of all or substantially all of the assets of the Company or the Bank or contested election of directors which results in the replacement of a majority of the Board of Directors by persons not nominated by the directors in office prior to the contested election.

    When shares become vested in accordance with the Stock Program described above, the participants will recognize taxable income equal to the fair market value of the Common Stock at that time. The Company may take a deduction equal to that amount for the year in which it becomes taxable to the individual. When shares become vested and are actually distributed in accordance with the Stock Program, the participants also receive amounts equal to any accrued dividends with respect thereto. Prior to vesting, recipients of grants may direct the voting of the shares awarded to them. Shares not subject to grants and shares allocated subject to the achievement of performance goals will be voted by the trustee of the Stock Program in accordance to the directions provided by individuals with respect to shares subject to grants. Vested shares will be distributed to recipients as soon as practicable following the day on which they are vested.

    In the event that additional authorized but unissued shares are acquired by the Stock Program after the Conversion, the interests of existing shareholders would be diluted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth the number of shares of Common Stock that the executive officers and directors, and their associates, propose to purchase, assuming shares of Common Stock are issued at the minimum and maximum of the estimated price range of the Common Stock being offered for sale in the Conversion (the "Estimated Price Range") and that sufficient shares will be available to satisfy their subscriptions. The table also sets forth the total expected beneficial ownership of Common Stock as to all directors and executive officers as a group.

                                                                         AT THE MAXIMUM                AT THE MINIMUM
                                                                     OF THE ESTIMATED PRICE        OF THE ESTIMATED PRICE
                                                                           RANGE (1)                     RANGE (1)
                                                                  ----------------------------  ----------------------------
                                                                                AS A PERCENT                  AS A PERCENT
                                                                    NUMBER        OF SHARES       NUMBER        OF SHARES
NAME                                                               OF SHARES       OFFERED       OF SHARES       OFFERED
----------------------------------------------------------------  -----------  ---------------  -----------  ---------------
John J. Brittain................................................      20,000           0.45%        20,000           0.33%
Leo M. Flanagan, Jr.............................................      12,500           0.28         12,500           0.21
Barrett J. O'Connor.............................................      20,000           0.45         20,000           0.33
James J. Kovac..................................................      38,300           0.86         38,300           0.63
Vincent C. Norton...............................................      20,000           0.45         20,000           0.33
Thomas I. Anderson..............................................      30,000           0.67         30,000           0.50
Ralph W. Helm, Jr...............................................      40,000           0.90         40,000           0.66
Peter A. Traeger................................................      20,000           0.45         20,000           0.33
Scott H. Budd...................................................      15,000           0.34         15,000           0.25
Jerry L. Gosse..................................................      25,000           0.56         25,000           0.41
James R. Schneff................................................      20,000           0.45         20,000           0.33
Sandra L. Sommers...............................................      20,000           0.45         20,000           0.33
Joseph E. Stanczak..............................................      20,000           0.45         20,000           0.33
                                                                      ------           ----        -------           ----
All directors and executive officers as a group (13)............     300,800           6.76%       300,800           4.97%
                                                                     -------           -----       -------           -----
                                                                     -------           -----       -------           -----

------------------------

(1) Includes proposed subscriptions, if any, by associates. Does not include orders by the ESOP. Intended purchases by the ESOP are expected to be 8% of the shares issued in the Conversion, including shares issued to the Foundation. Also does not include shares to be contributed to the Foundation equal to 8% of the Common Stock sold, Common Stock which may be awarded under the Stock Program to be adopted equal to 4% of the Common Stock issued in the Conversion, including shares issued to the Foundation, and Common Stock which may be purchased pursuant to options which may be granted under the Stock Option Plan equal to 10% of the number of shares of Common Stock issued in the Conversion, including shares issued to the Foundation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Federal regulations require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

    The Bank offers directors, officers and full-time employees of the Bank who satisfy certain criteria and the general underwriting standards of the Bank, ARM loans with interest rates which may be up to 1% below the rates offered to the Bank's other customers, the Employee Mortgage Rate ("EMR"). The EMR is limited to the purchase or refinance of a director's, officer's or employee's owner-occupied primary residence. Loan application fees are waived for all EMR loans. The EMR normally ceases upon termination of employment. Upon termination of the EMR, the interest rate reverts to the contract rate in effect at the time that the loan was originated. All other terms and conditions contained in the original mortgage and note continue to remain in effect. With the exception of EMR loans, the Bank currently makes loans to its executive officers, directors and employees on the same terms and conditions offered to the general public. Loans made by the Bank to its directors and executive officers are made in the ordinary course of business, on substantially the same terms (except for EMR loans), including collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1997, 11 of the Bank's executive officers or directors had loans with outstanding balances totalling $1.9 million in the aggregate. All such loans were made by the Bank in the ordinary course of business, with no favorable terms (except for EMR loans) and such loans do not involve more than the normal risk of collectibility or present unfavorable features.

    The Company intends that all transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its Common Stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arms-length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS

    The following consolidated financial statements of the Bank and its subsidiaries are filed as part of this document under Item 8:

--         Consolidated Statements of Financial Condition at December 31, 1997 and 1996
--         Consolidated Statements of Income for each of the years in the three year period ended
           December 31, 1997
--         Consolidated Statements of Changes in Retained Earnings for the Years Ended December
           31, 1997, 1996 and 1995
--         Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1997
--         Notes to Consolidated Financial Statements
--         Independent Auditors' Report

(A) 2. FINANCIAL STATEMENT SCHEDULES

    Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1997

    None

(C) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K


EXHIBIT
NUMBER
-----------

2.1   Amended Plan of Conversion of Elgin Financial Center, S.B. (1)

3.1   Certificate of Incorporation of EFC Bancorp, Inc. (1)

3.2   By-Laws of EFC Bancorp, Inc. (1)

10.1  Form of Elgin Financial Center, S.B. Employee Stock Ownership Plan and Trust (1)

10.2  Draft ESOP Loan Commitment Letter and ESOP Loan Documents (1)

10.3  Form of Proposed Employment Agreement between Elgin Financial Center, S.B. and certain executive officers
      (1)

10.4  Form of Proposed Employment Agreement between EFC Bancorp, Inc. and certain executive officers (1)

10.5  Form of Proposed Change in Control Agreement between Elgin Financial Center, S.B. and certain executive officers (1)

10.6  Form of Proposed Change in Control Agreement between EFC Bancorp, Inc. and certain executive officers (1)

10.7  Form of Proposed Elgin Financial Center, S.B. Employee Severance Compensation Plan (1)

10.8  Form of Elgin Financial Center, S.B. Supplemental Executive Retirement Plan (1)

10.9  Form of Elgin Financial Center, S.B. Management Supplemental Executive Retirement Plan (1)

11.0  Statement Re: Computation of Per Share Earnings(2)

12.0  Statement Re: Computation of Ratios (2)

21.0  Subsidiaries Information Incorporated Herein By Reference to Part 1--Subsidiaries

27.0  Financial Data Schedule


------------------------

(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-38637.

(2) Not applicable as the Company did not have earnings in 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EFC Bancorp, Inc.
                                ------------------
                                   (Registrant)


                                      /s/ Barrett J. O'Connor
                                 -----------------------------------------
                                 Barrett J. O'Connor, President &
                                 Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             NAME                       TITLE                        DATE
------------------------------  -----------------------------   --------------

                                President, Chief Executive
  /s/  Barrett J. O'Connor       Officer and Director
------------------------------    (principal executive           March 31, 1998
     Barrett J. O'Connor          officer)

                                Senior Vice President,
                                  Chief Financial Officer
      /s/ James J. Kovac          and Director (principal
------------------------------    accounting and financial       March 31, 1998
        James J. Kovac            officer)

     /s/ John J. Britain
------------------------------  Director and Chairman of         March 31, 1998
       John J. Britain            the Board


   /s/ Leo M. Flanagan, Jr.
------------------------------  Director                         March 31, 1998
     Leo M. Flanagan, Jr.


    /s/ Vincent C. Norton
------------------------------  Director                         March 31, 1998
      Vincent C. Norton


    /s/ Thomas I. Anderson
------------------------------  Director                         March 31, 1998
      Thomas I. Anderson


    /s/ Ralph W. Helm, Jr.
------------------------------  Director                         March 31, 1998
      Ralph W. Helm, Jr.


     /s/ Peter A. Traeger
------------------------------  Director                         March 31, 1998
       Peter A. Traeger


      /s/ Scott H. Budd
------------------------------
        Scott H. Budd           Director                         March 31, 1998