Form 10-Q
period 1998-03-31
EFC BANCORP INC
filed 1998-05-15
CIK 1047947

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                      or

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to_____________

                        Commission File Number 1-13605

                               EFC BANCORP, INC.
 -----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

    Delaware                                          36-4193304
------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

  1695 Larkin Avenue, Elgin, Illinois                  60123
------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (847) 741-3900
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                               NOT APPLICABLE
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changes since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        YES  X      NO
                                                           -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,491,434 shares of common stock, par value $0.01 per share, were outstanding as of May 10, 1998

                               EFC Bancorp, Inc.

                                   Form 10-Q

                     For the Quarter Ended March 31, 1998

                                     INDEX

                                                                             PAGE
                                                                             ----
PART I.    FINANCIAL INFORMATION............................................... 2

Item 1. Financial Statements

                 Consolidated Balance Sheets at March 31, 1998 and
                 December 31, 1997............................................. 3

                 Consolidated Statements of Operations--For the Three
                 Months Ended March 31, 1998 and 1997.......................... 4

                 Consolidated Statements of Cash Flows--For the Three
                 Months Ended March 31, 1998 and 1997.......................... 5

                 Notes to Consolidated Financial Statements.................... 6

Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................... 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............15

PART II:   OTHER INFORMATION...................................................15

Item 1. Legal Proceedings......................................................15
Item 2. Changes in Securities and Use of Proceeds..............................15
Item 3. Defaults Upon Senior Securities........................................15
Item 4. Submission of Matters to a Vote of Security Holders....................15
Item 5. Other Information......................................................15
Item 6. Exhibits and Reports on Form 8-K.......................................15

SIGNATURES.....................................................................16


                         PART I FINANCIAL INFORMATION
                              EFC BANCORP, INC.
                                MARCH 31, 1998

Item 1. Financial Statements.
        ---------------------

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 1998 (unaudited) and December 31, 1997


                                                                                       MARCH 31      DECEMBER 31
ASSETS                                                                                   1998           1997
                                                                                    --------------  -------------
Cash and cash equivalents:
  On hand and in banks............................................................  $  2,304,730        1,965,164
  Interest bearing deposits with financial institutions...........................   105,282,024        8,133,390
Loans receivable, net.............................................................   260,200,103      246,695,479
Mortgage-backed securities available-for-sale, at fair value......................    18,642,192       20,163,460
Investment securities available-for-sale, at fair value...........................    51,715,072       45,483,665
Foreclosed real estate............................................................        98,652           98,652
Stock in Federal Home Loan Bank of Chicago, at cost...............................     2,051,000        2,051,000
Accrued interest receivable.......................................................     1,164,332        1,101,172
Office properties and equipment, net..............................................     5,535,490        5,389,546
Other assets......................................................................     1,213,317          781,159
                                                                                    ------------    -------------
Total assets......................................................................  $448,206,912      331,862,687
                                                                                    --------------  -------------
                                                                                    --------------  -------------
Liabilities and Stockholder's Equity
Liabilities:

  Deposits..........................................................................  $279,414,424     270,013,430
  Borrowed money....................................................................    34,000,000      24,000,000
  Advance payments by borrowers for taxes and insurance.............................       729,163         423,996
  Income taxes payable..............................................................     1,959,488       1,595,540
  Accrued expenses and other liabilities............................................    99,250,564       3,599,980
                                                                                      ------------    -------------
Total liabilities.................................................................     415,353,639     299,632,946
                                                                                      ------------    -------------
Stockholder's Equity:
  Retained Earnings, substantially restricted.....................................      32,293,933     31,493,996
  Accumulated other comprehensive income..........................................         559,340        735,745
                                                                                      ------------    -----------
Total stockholder's equity........................................................      32,853,273     32,229,741
                                                                                      ------------    -----------
Commitments and contingencies.....................................................              --             --
Total liabilities and stockholder's equity........................................    $448,206,912    331,862,687
                                                                                      --------------  -----------
                                                                                      --------------  -----------

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statement of Operations (unaudited)

For the three months ended March 31, 1998 and 1997

                                                                                             1998         1997
                                                                                         ------------   ---------
Interest income:
  Loans secured by real estate.........................................................  $  4,837,622   4,656,192
  Other loans..........................................................................       258,960     206,932
  Mortgage-backed securities available-for-sale........................................       332,452     380,752
  Investment securities and mutual funds available-for-sale............................     1,228,925     778,263
                                                                                         ------------   ---------
Total interest income..................................................................     6,657,959   6,022,139
                                                                                         ------------   ---------
Interest expense:
  Deposits.............................................................................     3,018,699   2,814,525
  Borrowed money.......................................................................       449,916     398,468
                                                                                         ------------   ---------
Total interest expense.................................................................     3,468,615   3,212,993
                                                                                         ------------   ---------
Net interest income before provision for loan losses...................................     3,189,344   2,809,146
Provision for loan losses..............................................................        56,000       9,000
                                                                                         ------------   ---------
Net interest income after provision for loan losses....................................     3,133,344   2,800,146
                                                                                         ------------   ---------
Noninterest income:
  Service fees.........................................................................       148,896     141,648
  Real estate and insurance commissions................................................        13,127      11,947
  Gain on sale of foreclosed real estate...............................................            --       7,915
  Other................................................................................         6,924      15,439
                                                                                         ------------   ---------
Total noninterest income...............................................................       168,947     176,949
                                                                                         ------------   ---------
Noninterest expense:
  Compensation and benefits............................................................       998,809     896,617
  Office building, net.................................................................        80,360      95,795
  Depreciation and repairs.............................................................       167,442     150,581
  Data processing......................................................................        96,459      73,064
  Federal insurance premium............................................................        40,235      40,235
  NOW account operating expenses.......................................................        66,616      58,927
  Other................................................................................       641,470     485,704
                                                                                         ------------   ---------
Total noninterest expense..............................................................     2,091,391   1,800,923
                                                                                         ------------   ---------
Earnings before income taxes...........................................................     1,210,900   1,176,172

Income tax expense.....................................................................       410,963     402,010
                                                                                         ------------   ---------
Net earnings...........................................................................  $    799,937     774,162
                                                                                         ------------   ---------
                                                                                         ------------   ---------

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the three months ended March 31, 1998 and 1997


                                                                                          1998           1997
                                                                                      ------------   ---------
Cash flows from operating activities:
  Net earnings...................................................................    $    799,937        774,162
  Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
  Amortization of premiums and discounts, net......................................        12,462         (8,196)
  Provision for loan losses........................................................        56,000          9,000
  Depreciation of office properties and equipment..................................       111,191         93,573
  Gain on sale of foreclosed real estate...........................................            --         (7,915)
  Decrease (increase) in accrued interest receivable and other assets, new.........      (495,318)       115,073
  Increase in income taxes payable, accrued expenses and other liabilities, net....     2,218,344      1,258,157
                                                                                     ------------    -----------
Net cash provided by operating activities..........................................     2,702,616      2,233,854
                                                                                     ------------    -----------
Cash flows from investing activities:
  Net increase in loans receivable.................................................   (11,658,224)    (1,824,173)
  Purchases of loans receivable....................................................    (1,902,400)            --
  Purchases of mortgage-backed securities available-for-sale.......................            --     (1,093,097)
  Principal payments on mortgage-backed securities available-for-sale..............     1,513,403      2,222,907
  Maturities of investment securities available-for-sale...........................     8,423,034      7,085,798
  Purchases of investment securities available-for-sale............................   (14,867,695)    (7,558,415)
  Purchases of office properties and equipment.....................................      (257,135)     (480,368)
  Proceeds from the sale of foreclosed real estate.................................            --        74,716
                                                                                      ------------   ------------
Net cash used in investing activities..............................................   (18,749,017)   (1,572,632)
                                                                                      ------------   ------------
Cash flows from financing activities:
  Conversion proceeds held.........................................................    94,133,607             --
  Net increase in deposits.........................................................     9,400,994      4,409,337
  Proceeds from borrowed money.....................................................    14,000,000     32,000,000
  Repayments on borrowed money.....................................................    (4,000,000)   (34,000,000)
                                                                                       ------------  -----------
Net cash provided by financing activities..........................................   113,534,601      2,409,337
                                                                                       ------------  -----------
                                                                                       ------------  -----------
Net increase in cash and cash equivalents..........................................    97,488,200      3,070,559
Cash and cash equivalents at beginning of period...................................    10,098,554     10,953,010
                                                                                     ------------    -----------
Cash and cash equivalents at end of period.........................................  $107,586,754     14,023,569
                                                                                     ------------    -----------
                                                                                     ------------    -----------

See accompanying notes to consolidated financial statements.

                               EFC BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of EFC Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Elgin Financial Center, SB (the Bank) and its wholly-owned subsidiary, Fox Valley Service Corp.

    In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the Company's 1997 Annual Report on Form 10-K. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank.

Note 2: COMPREHENSIVE INCOME

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This statement established standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company adopted SFAS No.130 on January 1, 1998. The Company's comprehensive income for the three month periods ended March 31 are as follows:

                                                                                               1998        1997
                                                                                            ----------  ----------
Net income................................................................................  $  799,937     774,162
Other comprehensive loss, net of tax--unrealized holding losses on securities arising
  during the period.......................................................................    (176,405)   (287,742)
                                                                                            ----------  ----------
Comprehensive income......................................................................  $  623,532     486,420
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    There were no sales of investment securities as of and for the three months ended March 31, 1998 and 1997.

Note 3: SUBSEQUENT EVENT -- CONVERSION TO STOCK FORM OF OWNERSHIP

    On August 12, 1997, the Board of Directors adopted a Plan of Conversion, as amended (the Plan) whereby the Bank will convert from a state chartered savings bank to a state chartered stock savings bank. The Plan has been approved by the regulatory authorities and the members at a special meeting.

    On April 3, 1998, the Savings Bank completed the conversion and the Company completed the issuance and sale of 6,936,513 shares of its own common stock (the Transaction), at a price of $10.00 per share, through an initial public offering (IPO), with the Bank's members receiving all of the shares. The stock of the Bank was issued to a holding company, EFC Bancorp, Inc. (the Company) formed in connection with the conversion. The Company also contributed 554,921 shares of its common stock, from authorized, but unissued shares, to a charitable foundation (the Foundation) immediately following the conversion. The Company received gross proceeds from the Transaction of $69,365,130, before the reduction from gross proceeds of $1,980,000 for estimated IPO related expenses, which were initially deferred. On the date of the Transaction, $12,490,054 of deposits and $56,875,076 of nondepository stock subscription funds were transferred to stockholder's equity and $37,258,531 of nondepository stock subscription funds were subsequently returned to subscribers; also subsequent to the Transaction, the ESOP purchased, through a $8,961,298 loan from the Company and the initial $4,900 contribution from the Bank, 599,314 shares of common stock on the open market.

    The Bank established a liquidation account, as of the date of conversion, in the amount of $31,723,114, equal to its retained earnings as of the date of the latest consolidated statement of financial condition appearing in the final prospectus. The Liquidation Account is established to provide a limited priority claim on the assets of the Bank to qualifying pre-conversion depositors (Eligible and Supplemental Eligible Account Holders) who continue to maintain deposits in the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each Eligible Account Holder would then receive from the Liquidation Account a liquidation distribution based on his proportionate share of the then total remaining qualifying deposits.

    The Company established a Foundation in connection with the conversion. The amount of shares the Company contributed to the Foundation equaled 8.0% of the total amount of common stock sold in the Conversion. The Foundation was formed as a complement to the Bank's existing community activities and is dedicated to community activities and the promotion of charitable causes.

    The Foundation submitted a request to the Internal Revenue Service to be recognized as a tax-exempt organization and will likely be classified as a private foundation. The contribution of common stock to the Foundation by the Company will be tax deductible, subject to an annual limitation based on 10% of the Company's annual taxable income. The Company, however, will be able to carry forward any unused portion of the deduction for five years following the contribution. The Company recognized a $5,549,000 expense for the full amount of the contribution, offset in part by the $2,053,000 corresponding tax benefit, during the second quarter of 1998.

    Subsequent to the conversion, the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholder's equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements or would reduce the bank's capital level below the amount then required for the aforementioned Liquidation Account. Also, capital distribution regulations limit the Bank's ability to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on their capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Bank or its holding company for one year after conversion except where compelling and valid business reasons are established and approved by the FDIC. At March 31, 1998, the Bank has incurred costs of approximately $969,000 relating to these and other related professional services. These costs have been deferred and, upon conversion, such costs and any additional costs were charged against the proceeds from the sale of stock.

                        PART I: FINANCIAL INFORMATION
                               EFC BANCORP, INC
                                MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

    The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 1998, and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

    The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 1998 and December 31, 1997

    Total assets at March 31, 1998 were $448.2 million, which represented an increase of $116.3 million, or 35.0%, compared to $331.9 million at December 31, 1997. The change in assets was primarily due to an increase in loans receivable and cash and cash equivalents. Loans receivable, net increased by $13.5 million, or 5.5% , to $260.2 million at March 31, 1998 as compared to $246.7 million at December 31, 1997. The increase in loans receivable was attributable to an increase in demand and the rate environment during the quarter. Cash and cash equivalents increased by $97.5 million to $107.6 million at March 31, 1998 as compared to $10.1 million at December 31, 1997. This increase was primarily the result of the stock subscription proceeds received during the last fifteen days of March. (See note 3 to the unaudited consolidated financial statements.) A total of $94.1 million of stock subscription proceeds were received by March 31, 1998, representing a majority of the increase in cash and cash equivalents. The growth in total assets was funded by increases in savings deposits, borrowed money and the aforementioned stock subscription proceeds. Savings deposits increased by $9.4 million, or 3.5%, to $279.4 million at March 31, 1998 as compared to $270.0 million at December 31, 1997. Borrowed money, representing FHLB advances, increased by $10.0 million to $34.0 million at March 31, 1998 as compared to $24.0 million at December 31, 1997. Accrued expenses and other liabilities increased by $95.7 million to a balance of $99.3 million at March 31, 1998 compared to $3.6 million at December 31, 1997. $94.1 million of the increase resulted from the stock subscription proceeds as previously noted.

Comparison of Operating Results For the Three Months Ended March 31, 1998 and
    1997

    GENERAL. The Bank's net earnings increased $26,000, or 3.3%, to $800,000 for the three months ended March 31, 1998, from $774,000 for the three months ended March 31, 1997.

    INTEREST INCOME. Interest income increased $636,000, or 10.6%, to $6.7 million for the three months ended March 31, 1998, compared with the same period in 1997. This increase resulted from a combination of an increase in average interest-earning assets offset by a decrease in average yield. Mortgage loan interest income increased by $181,000 for the three months ended March 31, 1998. The average balance of mortgage loans increased $8.7 million, and loan yield increased by 2 basis points to 8.04% from 8.02%. Interest income from investment securities and mortgage backed securities increased by $147,000 for the three months ended March 31, 1998, compared with the same period in 1997. This increase resulted from a combination of an increase in average balance of $15.7 million offset by a 75 basis point decline in yield. Interest income on short term deposits increased by $255,000 as a result of increases in yield and average balance. The yield on short term deposits increased by 69 basis points. The related average balance increased by $31.8 million to $43.1 million for the three months ended March 31, 1998, as compared to $11.3 million for the three months ended March 31, 1997. This increase is directly related to the stock subscription proceeds received in March, 1998. Overall, the average yield on interest-earning assets decreased by 53 basis points to 7.15% for the three months ended March 31, 1998 from 7.68% for the three months ended March 31, 1997. The average balance of interest-earning assets increased by $58.8 million, or 18.7%, to $372.5 million for the three months ended March 31, 1998 from $313.7 million for the comparable period in 1997.

    INTEREST EXPENSE. Interest expense increased by $256,000, or 8.0%, to $3.5 million for the three months ended March 31, 1998, from $3.2 million for the three months ended March 31, 1997. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, offset by an overall decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $24.5 million, or 8.9%, to $301.2 million at March 31, 1998 from $276.7 million at March 31, 1997. This change reflects an $18.2 million increase in the deposit accounts, with the remaining $6.3 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 4 basis points to 4.61% for the three months ended March 31, 1998 from 4.65% for the three months ended March 31, 1997.

    NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $380,000, or 13.5%, to $3.2 million for the three months ended March 31, 1998 from $2.8 million for the comparable period in 1997. This increase was primarily attributable to a $34.3 million increase in average interest-earning assets in excess of average interest-bearing liabilities to $71.3 million for the three months ended March 31, 1998 from $37.0 million for the same period in 1997. Interest rate spread declined by 49 basis points from 3.03% for the three months ended march 31, 1997 to 2.54% for the three months ended March 31, 1998.

    PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased by $47,000, to $56,000 for the three months ended March 31, 1998 from $9,000 in 1997. At March 31, 1998 and 1997, non-performing loans totaled $2.0 million and $713,000, respectively. At March 31, 1998, the ratio of the allowance for loan losses to non-performing loans was 60.5% compared to 57.7% at December 31, 1997 and 112.0% at March 31, 1997. The increase in non-performing loans is primarily due to a $1.2 million first mortgage loan becoming adversely classified during the third quarter of 1997. The Bank classified the loan as substandard and non-performing. The ratio of the allowance to total loans was 0.45%, 0.46% and 0.33%, at March 31, 1998, December 31, 1997 and March 31, 1997, respectively. There were no charge-offs for the three months ended March 31, 1998 and 1997. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

    NONINTEREST INCOME. Noninterest income totaled $169,000 and $177,000 for the three months ended March 31, 1998 and 1997, respectively. The decrease in noninterest income is primarily attributable to the $8,000 gain on sale of foreclosed real estate recognized in the first quarter of 1997. There was no gain on the sale of foreclosed real estate during the three months ended March 31, 1998.

    NONINTEREST EXPENSE. Noninterest expense increased by $290,000, or 16.1%, to $2.1 million for the three months ended March 31, 1998 from $1.8 million for the comparable period in 1997. Compensation and benefits increased by $102,000, or 11.4%, to $999,000 for the three months ended March 31, 1998 compared to $897,000 for the three months ended March 31, 1997. This increase was primarily due to a combination of annual salary increases and the addition of staff during 1997. Other operating expenses, including advertising, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $179,000, or 32.1%, to $738,000 for the three months ended March 31, 1998 compared to $559,000 for 1997. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base. The Bank expects noninterest expense to increase after the conversion. Elgin Financial Foundation was established in conjunction with the conversion, and was funded with a contribution of authorized but unissued common stock immediately following the conversion. This contribution amounted to 8% of the common stock sold. The expense related to the establishment of the Foundation will be recognized in the second quarter of 1998. In addition, salary and benefits expense may increase in future quarters as a result of the adoption of employee benefit plans, including the ESOP, which has purchased common stock issued in the conversion, and a stock based incentive plan, if implemented, for the benefit of directors, officers, and employees.

    INCOME TAX EXPENSE. Income tax expense totaled $411,000 for the three months ended March 31, 1998 compared to $402,000 for the comparable period in 1997. The increase in the provision for income taxes was the result of a combination of an increase in earnings before income tax expense and a decrease in the effective income tax rate. The effective income tax rate decreased to 33.9% for the three months ended March 31, 1998 from 34.2% for the three months ended March 31, 1997. Earnings before income tax expense increased by $35,000, or 3.0%, to $1.21 million for the three months ended March 31, 1998 from $1.18 million for the same period in 1997.

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

    The primary investing activities of the Bank are the origination of residential one-to four-family loans and, to a lesser extent multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed and mortgage-related securities. Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors, the Bank and other factors.

    The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1998, cash and interest-bearing demand accounts totaled $107.6 million, or 24.0% of total assets. This level of cash and cash equivalents was primarily the result of the stock subscription proceeds received during the last fifteen days of March. (See note 3 to the unaudited consolidated financial statements.)

    See the "Consolidated Statement of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the three months ended March 31, 1998 and 1997.

    At March 31, 1998, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at March 31, 1998:


Total Capital to Total Assets........................................................       7.33%
Total Capital to Risk-Weighted Assets................................................      15.08%
Tier I Leverage Ratio................................................................       8.41%
Tier I to Risk-Weighted Assets.......................................................      14.54%

Year 2000 Compliance

    Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the year 2000. The Bank primarily utilizes a third party vendor and such vendor's proprietary software to process its electronic data. The third party data processor vendor is in the process of modifying, upgrading or replacing its computer software applications and systems as necessary to accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 or later years. The Vendor also has engaged various consultants to review its "year 2000" issues and has begun to implement a "year 2000" compliance program. The Bank has prepared a "year 2000" Plan and is in the process of testing internal systems for compliance. The Bank does not currently have any information concerning the compliance status of its suppliers and customers. In the event that any of the Bank's significant suppliers do not successfully and timely achieve "year 2000" compliance, the Bank's business or operations could be adversely affected. The cost, if any, that may arise from "year 2000" issues is not currently determinable.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS No. 128). This Statement established standards for computing and presenting earnings per share (EPS). Basic EPS excludes dilutions and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock and is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, Earnings per Share. Dual presentation of basic and diluted earnings per share are required on the face of the income statements of all public entities with complex capital structures. This Standard supercedes Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. The Statement was not applicable for the consolidated financial statements for the quarter ended March 31, 1998, as common stock had yet to be issued. It will be applicable beginning in the second quarter of 1998 upon completion of the conversion.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, Disclosure about Segment of an Enterprise and Related

Information (SFAS No. 131) which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. This Statement requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement supercedes FASB No. 14 Financial Reporting for Segments of a Business Enterprise. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company adopted the Statement on January 1, 1998 and it did not have a material impact on the Company.

    In February 1998, the Financial Accounting Standards Board issued Statement No. 132, Employers' Disclosures about Pension and Other Post Retirement Benefits -an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers' disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of these plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when Statements 87, 88, and 106 were issued. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the Statement on January 1, 1998 and the disclosure requirements are not expected to have a material impact on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1997 (in the 1997 Form 10-K) to March 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Bank.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (SECTION 249.308 OF THIS CHAPTER).

        (a)   Exhibits
              11.0 Statement re: Computation of Per Share Earnings (not
                   applicable as the Company did not have stock outstanding during the Quarter ended March 31, 1998)
              27.0 Financial Data Schedule

        (b)   Reports on Form 8-K
              None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         EFC BANCORP, INC.

Dated: May 15, 1998               By:    /s/ Barrett J. O'Connor
       -----------------                 -----------------------
                                         Barrett J. O'Connor
                                         President and Chief Executive Officer
                                         (principal executive officer)

Dated: May 15, 1998               By:    /s/ James J. Kovac
       ----------------                  ------------------------
                                         James J. Kovac
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (principal financial and accounting
                                         officer)