Form 10-Q
period 1998-06-30
EFC BANCORP INC
filed 1998-08-14
CIK 1047947

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                            Commission File Number 1-13605


                                EFC BANCORP, INC.
------------------------------------------------------------------------------
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


                                      Not Applicable
-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changes since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes     X        No
                                                         ---            ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,491,434 shares of common stock, par value $0.01 per share, were outstanding as of August 13, 1998

                                  EFC Bancorp, Inc.

                                      Form 10-Q

                         For the Quarter Ended June 30, 1998

                                        INDEX


                                                                               Page
                                                                               ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Balance Sheets at
               June 30, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . .1

               Consolidated Statements of Income - For the Three
               Months Ended June 30, 1998 and 1997 and the Six
               Months Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . .2

               Consolidated Statements of Cash Flows - For the
               Six Months Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . .3

               Notes to Consolidated Financial Statements. . . . . . . . . . . . . .4


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . 16

PART II:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . 16
Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . 16
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 16
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                           PART I. FINANCIAL INFORMATION
                                  EFC BANCORP, INC.
                                    JUNE 30,1998

Item 1. Financial Statements.
        --------------------

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 1998 (unaudited) and December 31, 1997

----------------------------------------------------------------------------------------------------

                                                                         June 30        December 31
                                                                      ------------------------------
                           Assets                                          1998             1997
----------------------------------------------------------------------------------------------------
Cash and cash equivalents:
   On hand and in banks                                               $  2,230,308        1,965,164
   Interest bearing deposits with financial institutions                19,703,524        8,133,390
Loans receivable, net                                                  282,592,157      246,695,479
Mortgage-backed securities available-for-sale, at fair value            20,822,743       20,163,460
Investment securities available-for-sale, at fair value                 60,867,223       45,483,665
Foreclosed real estate                                                      98,427           98,652
Stock in Federal Home Loan Bank of Chicago, at cost                      2,390,600        2,051,000
Accrued interest receivable                                              1,914,381        1,101,172
Office properties and equipment, net                                     6,434,808        5,389,546
Other assets                                                               590,075          781,159
----------------------------------------------------------------------------------------------------
Total assets                                                        $  397,644,246      331,862,687
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------
Liabilities:
   Deposits                                                         $  264,929,039      270,013,430
   Borrowed money                                                       32,000,000       24,000,000
   Advance payments by borrowers for taxes and insurance                   548,147          423,996
   Income taxes payable                                                          -        1,595,540
   Accrued expenses and other liabilities                                6,048,642        3,599,980
----------------------------------------------------------------------------------------------------
Total liabilities                                                      303,525,828      299,632,946
----------------------------------------------------------------------------------------------------

Stockholders' Equity:
   Common stock, par value $.01 per share, authorized 25,000,000 shares;
    issued and outstanding  7,491,434 and 0 shares, respectively            74,914                -
   Additional paid-in capital                                           72,694,412                -
   Retained Earnings, substantially restricted                          29,835,863       31,493,996
   Unearned ESOP obligation                                             (8,961,298)               -
   Accumulated other comprehensive income                                  474,527          735,745
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                              94,118,418       32,229,741
----------------------------------------------------------------------------------------------------
Commitments and contingencies                                                    -                -
----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $  397,644,246      331,862,687
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statement of Income (unaudited)

For the three months ended June 30, 1998 and 1997
and the six months ended June 30, 1998 and 1997

--------------------------------------------------------------------------------------------------------------
                                                          Three months ended             Six months ended
                                                               June 30,                      June 30,
                                                          1998           1997           1998          1997
--------------------------------------------------------------------------------------------------------------
Interest income:
   Loans secured by real estate                      $  5,080,426      4,733,326      9,918,048     9,389,518
   Other loans                                            286,002        220,478        544,963       427,209
   Mortgage-backed securities available-for-sale          320,081        346,267        652,534       727,019
   Investment securities and mutual funds
    available-for-sale                                  1,334,844        788,960      2,563,769     1,567,223
--------------------------------------------------------------------------------------------------------------
Total interest income                                   7,021,353      6,089,031     13,679,314    12,110,969
--------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                             2,971,997      2,927,262      5,990,696     5,741,747
   Borrowed money                                         461,914        342,415        911,830       740,882
--------------------------------------------------------------------------------------------------------------
Total interest expense                                  3,433,911      3,269,677      6,902,526     6,482,629
--------------------------------------------------------------------------------------------------------------

Net interest income before provision for loan losses    3,587,442      2,819,354      6,776,788     5,628,340
Provision for loan losses                                  54,000          9,000        110,000        18,000
--------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     3,533,442      2,810,354      6,666,788     5,610,340
--------------------------------------------------------------------------------------------------------------

Noninterest income:
   Service fees                                           157,149        140,174        306,044       281,822
   Real estate and insurance commissions                   23,457         55,468         36,584        67,415
   Gain on sale of foreclosed real estate                       -              -              -         7,915
   Gain on sale of securities                              11,814              -         11,814             -
   Other                                                    4,165          8,567         11,089        24,006
--------------------------------------------------------------------------------------------------------------
Total noninterest income                                  196,585        204,209        365,531       381,158
--------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and benefits                            1,162,363        943,807      2,161,172     1,840,424
   Office building, net                                    86,209         72,253        166,569       168,047
   Depreciation and repairs                               176,754        140,740        344,196       291,321
   Data processing                                        113,690         77,436        210,149       150,500
   Federal insurance premium                               42,900         40,981         83,135        81,216
   NOW account operating expenses                          60,034         57,045        126,650       115,973
   Foundation contribution                              5,549,210              -      5,549,210             -
   Other                                                  495,400        530,588      1,136,871     1,016,133
--------------------------------------------------------------------------------------------------------------
Total noninterest expense                               7,686,560      1,862,850      9,777,952     3,663,614
--------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                      (3,956,533)     1,151,713     (2,745,633)    2,327,884

Income tax expense (benefit)                           (1,498,463)       390,398     (1,087,501)      792,407
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $  (2,458,070)       761,315     (1,658,132)    1,535,477
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the six months ended June 30, 1998 and 1997

----------------------------------------------------------------------------------------------------------------
                                                                                        1998            1997
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                              $  (1,658,132)       1,535,477
   Adjustment to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Amortization of premiums and discounts, net                                       49,624          (19,948)
       Provision for loan losses                                                        110,000           18,000
       Depreciation of office properties and equipment                                  234,135          187,146
       Gain on sale of foreclosed real estate                                                 -           (7,915)
       Gain on sale of investment securities                                            (11,814)               -
       Decrease (increase) in accrued interest receivable and other assets, net        (622,125)         134,755
       Increase in income taxes payable, accrued expenses
         and other liabilities, net                                                   1,062,618        1,099,691
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                    (835,694)       2,947,206
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Net increase in loans receivable                                                 (29,557,278)      (5,634,542)
   Purchases of loans receivable                                                     (6,449,400)        (238,977)
   Purchases of mortgage-backed securities available-for-sale                        (4,549,273)      (2,112,347)
   Principal payments on mortgage-backed securities available-for-sale                3,757,673        4,031,814
   Maturities of investment securities available-for-sale                            13,452,108        9,109,550
   Proceeds from the sale of investment securities available-for-sale                 2,011,814                -
   Purchases of investment securities available-for-sale                            (31,099,537)     (10,733,978)
   Purchases of  office properties and equipment                                     (1,279,397)        (607,628)
   Purchases of  stock in the Federal Home Loan Bank of Chicago                        (339,600)               -
   Proceeds from the sale of foreclosed real estate                                         225           74,716
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (54,052,665)      (6,111,392)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from the issuance of common stock                                        72,769,326                -
   Increase in unearned ESOP obligation                                              (8,961,298)               -
   Net increase (decrease) in deposits                                               (5,084,391)       5,885,022
   Proceeds from borrowed money                                                      14,000,000       46,000,000
   Repayments on borrowed money                                                      (6,000,000)     (48,000,000)
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            66,723,637        3,885,022
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                            11,835,278          720,836

Cash and cash equivalents at beginning of period                                     10,098,554       10,953,010
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $  21,933,832       11,673,846
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                -------------------------------

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

Note 2: COMPREHENSIVE INCOME
     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which is effective for fiscal years beginning after December 15, 1997. This statement established standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company adopted SFAS No.130 on January 1, 1998. The Company's comprehensive income for the three and six month periods ended June 30, are as follows:


                                                          Three months ended             Six months ended
                                                               June 30,                       June 30,
                                                          1998          1997            1998           1997
                                                          ----          ----            ----           ----
Net income (loss)                                     $(2,458,700)     761,315       (1,658,132)     1,535,477

Other comprehensive income (loss), net of tax:
   Unrealized holding gain (losses) on
   securities arising during the period                   (92,256)     190,435         (268,661)       (97,307)
Less:
   reclassification adjustment
   for net gain realized in net income                     (7,443)           -           (7,443)             -
                                                      -----------      -------       ----------      ---------
   Comprehensive income (loss)                        $(2,543,513)     951,750       (1,919,350)     1,438,170
                                                      -----------      -------       ----------      ---------
                                                      -----------      -------       ----------      ---------

There were no sales of investment securities during the six months ended June 30, 1997. During the second quarter of 1998 the sale of investment
securities resulted in a gain of  $11,814 ($7,443   net of tax effect).

Note 3: CONVERSION TO STOCK FORM OF OWNERSHIP
     On August 12, 1997, the Board of Directors adopted a Plan of Conversion, as amended (the Plan) pursuant to which the Bank converted from a state chartered savings bank to a state chartered stock savings bank.

     On April 3, 1998, the Savings Bank completed the conversion and EFC Bancorp, Inc. completed the issuance and sale of 6,936,513 shares of its own common stock (the Transaction), at a price of $10.00 per share, through an initial public offering (IPO), with the Savings Bank's members receiving all of the shares. The stock of the Bank was issued to a holding company, EFC Bancorp, Inc. (the Company) formed in connection with the conversion. The Company also contributed 554,921 shares of its common stock, from authorized, but unissued shares, to a charitable foundation (the Foundation) immediately following the conversion. The Company received gross proceeds from the Transaction of $69,365,130, before the reduction from gross proceeds of $2,145,000 for IPO related expenses, which were initially deferred. On the date of the Transaction, $12,490,054 of deposits and $56,875,076 of nondepository stock subscription funds were transferred to stockholder's equity and $37,258,531 of nondepository stock subscription funds were subsequently returned to subscribers; also subsequent to the Transaction, the ESOP purchased, through a $8,961,298 loan from the Company, 599,314 shares of common stock on the open market.

     The Bank established a liquidation account, as of the date of conversion, in the amount of $31,024,068, equal to its retained earnings as of the date of the latest consolidated statement of financial condition appearing in the final prospectus. The Liquidation Account is established to provide a limited priority claim on the assets of the Bank to qualifying pre-conversion depositors (Eligible and Supplemental Eligible Account Holders) who continue to maintain deposits in the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each Eligible Account Holder and Supplemental Eligible Account Holder would then receive from the Liquidation Account a liquidation distribution based on his proportionate share of the then total remaining qualifying deposits.

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

     Subsequent to the conversion, the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements or would reduce the bank's capital level below the amount then required for the aforementioned Liquidation Account. Also, capital distribution regulations limit the Bank's ability to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on their capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Bank or its holding company for one year after conversion except where compelling and valid business reasons are established and approved by the FDIC.

                            PART I: FINANCIAL INFORMATION
                                    EFC BANCORP, INC
                                     JUNE 30, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ---------------------------------------------------------------

     The following analysis discusses changes in the financial condition at June 30, 1998 and results of operations for the three and six months ended June 30, 1998, and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER 31, 1997

     Total assets at June 30, 1998 were $397.6 million, which represented an increase of $65.7 million, or 19.8%, compared to $331.9 million at December 31, 1997. The change in assets was primarily due to an increase in loans receivable, cash and cash equivalents and investment securities. Loans receivable, net increased by $35.9 million, or 14.6% , to $282.6 million at June 30, 1998 as compared to $246.7 million at December 31, 1997. The increase in loans receivable was attributable to loan originations exceeding repayments in a favorable decreasing rate environment during the quarter. Cash and cash equivalents increased by $11.8 million to $21.9 million at June 30, 1998 as compared to $10.1 million at December 31, 1997. Investment securities increased by $15.4 million, or 33.8%, to $60.9 million at June 30, 1998 as compared to $45.5 million at December 31, 1997. The increase in cash and cash equivalents and investment securities was directly related to the proceeds generated by the recent stock conversion. The growth in total assets was funded by increases in borrowed money and the aforementioned proceeds generated in the stock conversion. Borrowed money, representing FHLB advances, increased by $8.0 million to $32.0 million at June 30, 1998 as compared to $24.0 million at December 31, 1997. Stockholders' equity increased by $61.9 million to $94.1 million at June 30, 1998 as compared to $32.2 million at December 31, 1997. This increase resulted from the stock conversion as previously noted.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND
1997

     GENERAL. The Company's net income decreased $3.2 million, to a $2.5 million loss for the three months ended June 30, 1998, from $761,000 for the three months ended June 30, 1997. The decrease is directly attributable to the establishment and funding of the Elgin Financial Foundation ("the Foundation"). On April 3, 1998, the Company completed its conversion to the stock form of ownership. As part of the conversion the Company established the Foundation with a one-time $5.5 million non-recurring pre-tax donation ($3.5 million after tax). This donation was funded with authorized but unissued common stock immediately following the conversion. This contribution amounted to 8.0% of the common stock sold. The net income of the Company, excluding the one-time, non-recurring contribution to the Foundation, amounted to $1.0 million for the three months ended June 30, 1998.

     INTEREST INCOME. Interest income increased $932,000, or 15.3%, to $7.0 million for the three months ended June 30, 1998, compared with the same period in 1997. This increase resulted from a combination of an increase in average interest-earning assets, which increased by $69.8 million, or 22.1%, to $385.5 million for the three months ended June 30, 1998 from $315.7 million for the comparable period in 1997 and a decrease in average yield. Mortgage loan interest income increased by $347,000 for the three months ended June 30, 1998. The average balance of mortgage loans increased $29.7 million, and loan yield decreased by 38 basis points from 8.06% to 7.68%. Interest income from investment securities and mortgage backed securities increased by $302,000 for the three months ended June 30, 1998, compared with the same period in 1997. This increase resulted from a combination of an increase in average balance of $17.1 million and a one basis point increase in yield. Interest income on short term deposits increased by $212,000 as a result of increases in yield and average balance. The yield on short term deposits increased by 84 basis points. The related average balance increased by $20.2 million to $29.7 million for the three months ended June 30, 1998, as compared to $9.5 million for the three months ended June 30, 1997. This increase is directly related to the stock subscription proceeds received in March, 1998. Overall, the average yield on interest-earning assets decreased by 44 basis points to 7.28% for the three months ended June 30, 1998 from 7.72% for the three months ended June 30, 1997.

     INTEREST EXPENSE. Interest expense increased by $164,000, or 5.0%, to $3.4 million for the three months ended June 30, 1998, from $3.3 million for the three months ended June 30, 1997. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, offset by an overall decrease in the average rate paid on those interest bearing liabilities. The average balance of interest-bearing liabilities increased by $14.8 million, or 5.4%, to $288.9 million at June 30, 1998 from $274.0 million at June 30, 1997. This change reflects a $4.8 million increase in the deposit accounts, with the remaining $10.0 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 2 basis points to 4.75% for the three months ended June 30, 1998 from 4.77% for the three months ended June 30, 1997.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $768,000, or 27.2%, to $3.6 million for the three months ended June 30, 1998 from $2.8 million for the comparable period in 1997. This increase was primarily attributable to a $55.1 million increase in average interest-earning assets in excess of average interest-bearing liabilities to $96.7 million for the three months ended June 30, 1998 from $41.6 million for the same period in 1997. Interest rate spread decreased by 41 basis points from 2.94% for the three months ended June 30, 1997 to 2.53% for the three months ended June 30, 1998.

     PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased by $45,000, to $54,000 for the three months ended June 30, 1998 from $9,000 in 1997. At June 30, 1998 and 1997, non-performing loans totaled $2.1 million and $642,000, respectively. At June 30, 1998, the ratio of the allowance for loan losses to non-performing loans was 57.5% compared to 128.7% at June 30, 1997. The increase in non-performing loans is primarily due to a $1.2 million first mortgage loan becoming adversely classified during the third quarter of 1997. The Bank classified the loan as substandard and non-performing. The ratio of the allowance to total loans was 0.43% and 0.34%, at June 30, 1998 and 1997, respectively. There were no charge-offs for the three months ended June 30, 1997. Charge-offs for the three months ended June 30, 1998 amounted to $34,000. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any potential losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

     NONINTEREST INCOME. Noninterest income totaled $197,000 and $204,000 for the three months ended June 30, 1998 and 1997, respectively. The decrease in noninterest income is primarily attributable to a $17,000 increase in service fee income to $157,000 for the three months ended June 30, 1998 from $140,000 for the comparable period in 1997 offset by a $32,000 decrease in insurance commissions to $23,000 for the three months ended June 30, 1998 from $55,000 for the three months ended June 30, 1997.

     NONINTEREST EXPENSE. Noninterest expense increased by $5.8 million, to $7.7 million for the three months ended June 30, 1998 from $1.9 million for the comparable period in 1997. On April 3, 1998 the Company completed its conversion to the stock form of ownership. As part of the conversion the Company established the Elgin Financial Foundation with a one-time $5.5 million non-recurring pre-tax donation. This donation was funded with authorized but unissued common stock immediately following the conversion. This contribution amounted to 8.0% of the common stock sold. Compensation and benefits increased by $219,000, or 23.2%, to $1.2 million for the three months ended June 30, 1998 compared to $944,000 for the three months ended June 30, 1997. This increase was primarily due to a combination of annual salary increases, the addition of staff and the adoption of an Employee Stock Ownership Plan which was established in connection with the conversion. It is likely, salary and benefit expense will increase in future quarters assuming a stock based employee benefit plan is adopted by the Company. All other operating expenses, including advertising, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $56,000, or 6.1%, to $975,000 for the three months ended June 30, 1998 compared to $919,000 for 1997. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

     INCOME TAX EXPENSE. Income tax expense (benefit) totaled ($1.5 million) for the three months ended June 30, 1998 compared to $390,000 for the comparable period in 1997. The decrease in the provision for income taxes was the result of a combination of a decrease in income before income tax expense and an increase in the effective income tax rate. The effective income tax rate increased to 37.9% for the three months ended June 30, 1998 from 33.9% for the three months ended June 30, 1997. Income before income tax expense decreased by $5.1 million, to a loss of $4.0 million for the three months ended June 30, 1998 from $1.1 million for the same period in 1997. This decrease is primarily attributable to the one-time non-recurring $5.5 million donation made to establish the Foundation.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
1997

     GENERAL. The Company's net income decreased $3.2 million, to a $1.7 million loss for the six months ended June 30, 1998, from $1.5 million for the six months ended June 30, 1997. The decrease is directly attributable to the establishment and funding of the Foundation. On April 3, 1998, the Company completed its conversion to the stock form of ownership. As part of the conversion the Company established the Foundation with a one-time $5.5 million non-recurring pre-tax donation ($3.5 million after tax). This donation was funded with authorized but unissued common stock immediately following the conversion. This contribution amounted to 8.0% of the common stock sold. The net income of the Company, excluding the one-time, non-recurring contribution to the Foundation, amounted to $1.8 million for the six months ended June 30, 1998.

     INTEREST INCOME. Interest income increased $1.6 million, or 13.0%, to $13.7 million for the six months ended June 30, 1998, compared with the same period in 1997. This increase resulted from a combination of an increase in average interest-earning assets, which increased by $64.3 million, or 20.4%, to $379.0 million for the six months ended June 30, 1998 from $314.7 million for the comparable period in 1997 and a decrease in average yield. Mortgage loan interest income increased by $529,000 for the six months ended June 30, 1998. The average balance of mortgage loans increased $19.2 million, and loan yield decreased by 19 basis points from 8.04% to 7.85%. Interest income from investment securities and mortgage backed securities increased by $449,000 for the six months ended June 30, 1998, compared with the same period in 1997. This increase resulted from a combination of an increase in average balance of $16.4 million offset by a 36 basis point decrease in yield. Interest income on short term deposits increased by $468,000 as a result of increases in yield and average balance. The yield on short term deposits increased by 72 basis points. The related average balance increased by $26.0 million to $36.4 million for the six months ended June 30, 1998, as compared to $10.4 million for the six months ended June 30, 1997. This increase is directly related to the stock subscription proceeds received in March, 1998. Overall, the average yield on interest-earning assets decreased by 48 basis points to 7.22% for the six months ended June 30, 1998 from 7.70% for the six months ended June 30, 1997.

     INTEREST EXPENSE. Interest expense increased by $420,000, or 6.5%, to $6.9 million for the six months ended June 30, 1998, from $6.5 million for the six months ended June 30, 1997. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, offset by an overall decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $19.7 million, or 7.14%, to $295.0 million at June 30, 1998 from $275.3 million at June 30, 1997. This change reflects a $11.5 million increase in the deposit accounts, with the remaining $8.2 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 3 basis points to 4.68% for the six months ended June 30, 1998 from 4.71% for the six months ended June 30, 1997.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $1.1 million, or 20.4%, to $6.8 million for the six months ended June 30, 1998 from $5.6 million for the comparable period in 1997. This increase was primarily attributable to a $44.7 million increase in average interest-earning assets in excess of average interest-bearing liabilities to $84.0 million for the six months ended June 30, 1998 from $39.3 million for the same period in 1997. Interest rate spread decreased by 45 basis points from 2.99% for the six months ended June 30, 1997 to 2.54% for the six months ended June 30, 1998.

     PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased by $92,000, to $110,000 for the six months ended June 30, 1998 from $18,000 in 1997. At June 30, 1998 and 1997, non-performing loans totaled $2.1 million and $642,000, respectively. At June 30, 1998, the ratio of the allowance for loan losses to non-performing loans was 57.5% compared to 128.7% at June 30, 1997. The increase in non-performing loans is primarily due to a $1.2 million first mortgage loan becoming adversely classified during the third quarter of 1997. The Bank classified the loan as substandard and non-performing. The ratio of the allowance to total loans was 0.43% and 0.34%, at June 30, 1998 and 1997, respectively. There were no charge-offs for the six months ended June 30, 1997. Charge-offs for the six months ended June 30, 1998 amounted to $34,000. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any potential losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

     NONINTEREST INCOME. Noninterest income totaled $366,000 and $381,000 for the six months ended June 30, 1998 and 1997, respectively. Service fee income increased $24,000 to $306,000 for the six months ended June 30, 1998 from $282,000 for the comparable period in 1997 this was offset by a $30,000 decrease in insurance commissions to $37,000 for the six months ended June 30, 1998 from $67,000 for the six months ended June 30, 1997.

     NONINTEREST EXPENSE. Noninterest expense increased by $6.1 million, to $9.8 million for the six months ended June 30, 1998 from $3.7 million for the comparable period in 1997. On April 3, 1998 the Company completed its conversion to the stock form of ownership. As part of the conversion the Company established the Elgin Financial Foundation with a one-time $5.5 million non-recurring pre-tax donation. This donation was funded with authorized but unissued common stock immediately following the conversion. This contribution amounted to 8.0% of the common stock sold. Compensation and benefits increased by $321,000, or 17.4%, to $2.2 million for the six months ended June 30, 1998 compared to $1.8 million for the six months ended June 30, 1997. This increase was primarily due to a combination of annual salary increases, the addition of staff and the adoption of an Employee Stock Ownership Plan which was established in connection with the conversion. It is likely, salary and benefit expense will increase in future quarters assuming a stock based employee benefit plan is adopted by the Company. All other operating expenses, including advertising, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $250,000, or 13.7%, to $2.1 million for the six months ended June 30, 1998 compared to $1.8 million for the comparable period in 1997. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

     INCOME TAX EXPENSE. Income tax expense (benefit) totaled ($1.1 million) for the six months ended June 30, 1998 compared to $792,000 for the comparable period in 1997. The decrease in the provision for income taxes was the result of a combination of a decrease in income before income tax expense and an increase in the effective income tax rate. The effective income tax rate increased to 39.6% for the six months ended June 30, 1998 from 34.0% for the six months ended June 30, 1997. Income before income tax expense decreased by $5.0 million, to a loss of $2.7 million for the six months ended June 30, 1998 from $2.3 million for the same period in 1997. This decrease is primarily attributable to the one-time non-recurring $5.5 million donation made to establish the Foundation.

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

     The primary investing activities of the Bank are the origination of residential one-to-four-family loans and, to a lesser extent multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed and mortgage-related securities. Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors, the Bank and other factors.

     The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 1998, cash and interest-bearing demand accounts totaled $21.9 million, or 5.4% of total assets.

     See the "Consolidated Statement of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the six months ended June 30, 1998.

     At June 30, 1998, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at June 30, 1998:


     Total Capital to Total Assets...........................    18.01%
     Total Capital to Risk-Weighted Assets...................    30.20%
     Tier I Leverage Ratio...................................    16.30%
     Tier I to Risk-Weighted Assets..........................    29.66%

At June 30, 1998, the Company had a Total Capital to Total Assets ratio of
23.67%.

YEAR 2000 COMPLIANCE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications and systems could fail or create erroneous results by or at the year 2000. The Bank primarily utilizes a third party vendor and such vendor's proprietary software to process its electronic data. The third party data processor vendor is in the process of modifying, upgrading or replacing its computer software applications and systems as necessary to accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 or later years. The Vendor also has engaged various consultants to review its "year 2000" issues and has begun to implement a "year 2000" compliance program. The Bank has prepared a "year 2000" Plan and is in the process of testing internal systems for compliance. The Bank does not currently have information concerning the compliance status of all suppliers and customers.
In the event that any of the Bank's significant suppliers do not successfully and timely achieve "year 2000" compliance, the Bank's business or operations could be adversely affected. The cost, if any, that may arise from "year
2000" issues is not currently determinable.

RECENT ACCOUNTING PRONOUNCEMENTS

     During 1995, the Financial Accounting Standards Board issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, (SFAS No. 123) which provides new accounting guidelines over the treatment of employee stock options. The Statement gives entities a choice of either adopting a new fair value method of accounting for employee stock options and expensing any related compensation costs in the income statement, or continuing to apply Accounting Principles Board Opinion No. 25 and provide proforma disclosure of the affect of the fair value method within the financial statements. The Statement is effective for financial statements beginning after December 15, 1995. The Company will adopt the provisions of the Statement upon the formation of a stock option plan.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS No. 128). This Statement established standards for computing and presenting earnings per share (EPS). Basic EPS excludes dilutions and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock and is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, EARNINGS PER SHARE. Dual presentation of basic and diluted earnings per share are required on the face of the income statements of all public entities with complex capital structures. This Standard supercedes Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. The Statement will be adopted beginning in the third quarter of 1998.

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

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132,

EMPLOYERS' DISCLOSURES ABOUT PENSION AND OTHER POST RETIREMENT BENEFITS -
AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This Statement revises employers' disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of these plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when Statements 87, 88, and 106 were issued. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the Statement on January 1, 1998 and the disclosure requirements are not expected to have a material impact on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for the changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amount excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company anticipates that the adoption of this Statement will not have a material impact in the Company's financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
          -----------------------------------------------------------

     There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1997, in the 1997 Form 10-K, to June 30, 1998.

                             PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          None.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

Item 5.   OTHER INFORMATION.

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K (SECTION 249.308 OF THIS CHAPTER).

          (a)  Exhibits
               11.0 Statement re: Computation of Per Share Earnings (not applicable as the Company did not have stock outstanding until April 3, 1998. The statement will be provided for the Quarter ended September 30, 1998)
               27.0      Financial Data Schedule

          (b)  Reports on Form 8-K
                         None.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        EFC BANCORP, INC.


Dated:    August 13, 1998               By:  /s/ Barrett J. O'Connor
       -----------------------             -----------------------------------
                                           Barrett J. O'Connor
                                           President and Chief Executive Officer
                                           (principal executive officer)

Dated:    August 13, 1998               By:  /s/ James J. Kovac
       -----------------------             ------------------------------------
                                           James J. Kovac
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (Principal financial and accounting
                                            officer)