Form 10-Q
period 1998-09-30
EFC BANCORP INC
filed 1998-11-13
CIK 1047947

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

                                          or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                            Commission File Number 1-13605

                                 EFC  BANCORP, INC.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

Delaware                                                          36-4193304
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

1695 Larkin Avenue, Elgin, Illinois                                    60123
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                   (847) 741-3900
-------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

                                   Not Applicable
-------------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changes since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes X   No
                                                       ---     ----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,491,434 shares of common stock, par value $0.01 per share, were outstanding as of November 13, 1998.

                                  EFC Bancorp, Inc.

                                      Form 10-Q

                       For the Quarter Ended September 30, 1998

                                        INDEX

                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheets at
     September 30, 1998 and December 31, 1997. . . . . . . . . . . . . . ..1

     Consolidated Statements of Income - For the Three
     Months Ended September 30, 1998 and 1997 and the
     Nine Months Ended September 30, 1998 and 1997 . . . . . . . . . . . . 2

     Consolidated Statements of Cash Flows - For the
     Nine Months Ended September 30, 1998 and 1997 . . . . . . . . . . . ..3

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . ..4


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . ..7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . .16

PART II:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .17

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .17
Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . .17
Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .17
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .17
Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . .17
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

                         PART I. FINANCIAL INFORMATION
                              EFC BANCORP, INC.
                             SEPTEMBER 30, 1998
Item 1. FINANCIAL STATEMENTS.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 1998 (unaudited) and December 31, 1997

---------------------------------------------------------------------------------------------------
                                                                    September 30        December 31
                                                                    -------------------------------
                Assets                                                  1998                1997
---------------------------------------------------------------------------------------------------
Cash and cash equivalents:
   On hand and in banks                                             $  2,475,481          1,965,164
   Interest bearing deposits with financial institutions              20,547,598          8,133,390
Loans receivable, net                                                298,679,514        246,695,479
Mortgage-backed securities available-for-sale, at fair value          18,884,761         20,163,460
Investment securities available-for-sale, at fair value               63,627,037         45,483,665
Foreclosed real estate                                                 1,168,305             98,652
Stock in Federal Home Loan Bank of Chicago, at cost                    2,600,000          2,051,000
Accrued interest receivable                                            2,114,559          1,101,172
Office properties and equipment, net                                   6,539,067          5,389,546
Other assets                                                             402,712            781,159
---------------------------------------------------------------------------------------------------
Total assets                                                        $417,039,034        331,862,687
---------------------------------------------------------------------------------------------------
          Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------
Liabilities:
   Deposits                                                         $263,871,339        270,013,430
   Borrowed money                                                     52,000,000         24,000,000
   Advance payments by borrowers for taxes and insurance                 357,435            423,996
   Income taxes payable                                                        -          1,595,540
   Accrued expenses and other liabilities                              5,354,376          3,599,980
---------------------------------------------------------------------------------------------------
Total liabilities                                                    321,583,150        299,632,946
---------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Common stock, par value $.01 per share, authorized 25,000,000 shares;
    issued and outstanding  7,491,434 and 0 shares, respectively          74,914                  -
   Additional paid-in capital                                         72,694,412                  -
   Retained Earnings, substantially restricted                        30,905,544         31,493,996
   Unearned ESOP obligation                                           (8,961,298)                 -
   Accumulated other comprehensive income                                742,312            735,745
---------------------------------------------------------------------------------------------------
Total stockholders' equity                                            95,455,884         32,229,741
---------------------------------------------------------------------------------------------------
Commitments and contingencies                                                  -                  -
---------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $417,039,034        331,862,687
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statement of Income (unaudited)

For the three months ended September 30, 1998 and 1997
and the nine months ended September 30, 1998 and 1997

---------------------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended                     Nine months ended
                                                                    September 30,                          September 30,
                                                               1998               1997                 1998              1997
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans secured by real estate                             $5,325,534           4,778,510          15,243,582         14,168,028
   Other loans                                                 306,462             233,041             851,424            660,250
   Mortgage-backed securities available-for-sale               317,379             342,998             969,913          1,070,017
   Investment securities and mutual funds
    available-for-sale                                       1,316,265             865,536           3,880,034          2,432,759
---------------------------------------------------------------------------------------------------------------------------------
Total interest income                                        7,265,640           6,220,085          20,944,953         18,331,054
---------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                  2,942,624           3,015,884           8,933,320          8,757,631
   Borrowed money                                              600,180             350,712           1,512,010          1,091,594
---------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                       3,542,804           3,366,596          10,445,330          9,849,225
---------------------------------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses         3,722,836           2,853,489          10,499,623          8,481,829
Provision for loan losses                                       84,000             176,649             194,000            194,649
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          3,638,836           2,676,840          10,305,623          8,287,180
---------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Service fees                                                193,383             154,754             499,427            436,576
   Real estate and insurance commissions                        26,706              59,852              63,290            127,267
   Gain on sale of foreclosed real estate                            -                   -                   -              7,915
   Gain on sale of securities                                        -                   -              11,814                  -
   Other                                                        35,924               5,715              52,989             29,721
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                       256,013             220,321             627,520            601,479
---------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Compensation and benefits                                 1,223,125             955,261           3,384,297          2,795,685
   Office building, net                                         76,658              70,580             243,227            238,627
   Depreciation and repairs                                    181,187             144,804             525,383            436,125
   Data processing                                              88,435              77,391             298,584            227,891
   Federal insurance premium                                    30,030              40,486             113,165            121,702
   NOW account operating expenses                               65,753              58,996             192,404            174,969
   Foundation contribution                                           -                   -           5,549,210                  -
   Other                                                       689,526             516,201           1,832,371          1,532,334
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                    2,354,714           1,863,719          12,138,641          5,527,333
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                            1,540,135           1,033,442          (1,205,498)         3,361,326

Income tax expense (benefit)                                   470,454             351,184            (617,047)         1,143,591
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $1,069,681             682,258            (588,451)         2,217,735
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share (basic and diluted)               $     0.15                 n/a               (0.20)               n/a
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 1998 and 1997

--------------------------------------------------------------------------------------------------------------------
                                                                                  1998                      1997
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                             $(588,451)               2,217,735
   Adjustment to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Amortization of premiums and discounts, net                                  78,166                  (25,297)
       Provision for loan losses                                                   194,000                  194,649
       Depreciation of office properties and equipment                             362,793                  275,553
       Gain on sale of foreclosed real estate                                            -                   (7,915)
       Gain on sale of investment securities                                       (11,814)                       -
       Decrease (increase) in accrued interest receivable and other assets, net   (634,940)                (100,377)
       Increase in income taxes payable, accrued expenses
         and other liabilities, net                                                 10,003                  511,715
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                               (590,243)               3,066,063
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Net increase in loans receivable                                            (45,043,199)              (2,935,132)
   Purchases of loans receivable                                                (7,134,836)                (239,000)
   Purchases of mortgage-backed securities available-for-sale                   (4,549,273)              (2,092,886)
   Principal payments on mortgage-backed securities available-for-sale           5,652,028                5,052,742
   Maturities of investment securities available-for-sale                       20,460,496               11,134,688
   Proceeds from the sale of investment securities available-for-sale            2,011,814                        -
   Purchases of investment securities available-for-sale                       (40,417,232)             (16,903,143)
   Purchases of  office properties and equipment                                (1,512,314)                (977,981)
   Purchases of  stock in the Federal Home Loan Bank of Chicago                   (549,000)                       -
   Net increase in foreclosed real estate                                       (1,069,653)                       -
   Proceeds from the sale of foreclosed real estate                                      -                   74,716
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (72,151,169)              (6,885,996)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from the issuance of common stock                                   72,769,326                        -
   Purchase of common stock by ESOP                                             (8,961,298)                       -
   Net increase (decrease) in deposits                                          (6,142,091)              10,454,432
   Proceeds from borrowed money                                                 34,000,000               49,000,000
   Repayments on borrowed money                                                 (6,000,000)             (54,000,000)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                       85,665,937                5,454,432
--------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                       12,924,525                1,634,499

Cash and cash equivalents at beginning of period                                10,098,554               10,953,010
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $23,023,079               12,587,509
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  EFC BANCORP, INC.

Note 1: BASIS OF PRESENTATION
            The accompanying unaudited consolidated financial statements include the accounts of EFC Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Elgin Financial Savings Bank (the Bank) and its wholly-owned subsidiary, Fox Valley Service Corp.

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

Note 2: COMPREHENSIVE INCOME
            The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which is effective for fiscal years beginning after December 15, 1997. This statement established standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company adopted SFAS No.130 on January 1, 1998. The Company's comprehensive income for the three and nine month periods ended September 30, are as follows:

                                                    Three months ended              Nine months ended
                                                       September 30,                   September 30,
                                                    1998           1997            1998            1997
                                                    ----           ----            ----            ----
Net income (loss)                                 $ 1,069,681      682,258       ( 588,451)     2,217,735

Other comprehensive income (loss), net of tax:
   Unrealized holding gain (losses) on
   securities arising during the period               267,785       89,922           ( 876)      (  7,385)
Less:
   reclassification adjustment
   for net gain realized in net income                      -            -         ( 7,443)            -
                                                  -----------     --------     -----------     ----------
   Comprehensive income (loss)                    $ 1,337,466      772,180     (   581,884)     2,210,350
                                                  -----------     --------     -----------     ----------
                                                  -----------     --------     -----------     ----------

There were no sales of investment securities during the nine months ended September 30, 1997. During the second quarter of 1998 the sale of investment securities resulted in a gain of $11,814 ($7,443 net of tax effect).

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

Note 4: EARNINGS PER SHARE
            During the third quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 128, EARNING PER SHARE (SFAS No. 128). This Statement became effective for financial statements issued for periods ending after December 15, 1997. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released. As of September 30, 1998, the Company does not have any outstanding stock options. See
"Subsequent Event"section for approval of the EFC Bancorp, Inc. Stock Based Incentive Plan on October 27, 1998. Earnings per share of common stock for the nine month period ended September 30, 1998 has been determined by dividing net loss from April 3, 1998 (date of initial public offering) through September 30, 1998 by the weighted average number of shares of common stock outstanding. Earnings per share information for the prior year periods ended September 30, 1997 cannot be computed as the Company did not issue common stock until April 3, 1998.

Presented below are the calculations for basic and diluted earnings per share:

                                     Three Months      April 3,
                                        Ended           Through
                                     September 30,   September 30,
Basic:                                    1998            1998
-----                                ------------    -------------
Net income (loss)                    $  1,069,681    $( 1,409,363)
Weighted average shares outstanding     6,914,241       6,914,241
Basic earnings (loss) per share      $        .15    $      ( .20)
                                              ---             ---
                                              ---             ---

                                                Three Months      April 3,
                                                   Ended          Through
                                                September 30,   September 30,
Diluted:                                            1998            1998
-------                                         ------------    -------------
Net income (loss)                                $1,069,681     $ ( 1,409,363)
Weighted average shares outstanding               6,914,241         6,914,241
Effect of dilutive stock options outstanding          -                 -
                                                ------------    --------------
Diluted weighted average shares outstanding       6,914,241         6,914,241
Diluted earnings (loss) per share                $      .15     $       ( .20)
                                                        ---               ---
                                                        ---               ---


                            PART I: FINANCIAL INFORMATION
                                   EFC BANCORP, INC.
                                   SEPTEMBER 30, 1998


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following analysis discusses changes in the financial condition at September 30, 1998 and results of operations for the three and nine months ended September 30, 1998, and should be read in conjunction with the Bank's Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

     Total assets at September 30, 1998 were $417.0 million, which represented an increase of $85.1 million, or 25.6%, compared to $331.9 million at December 31, 1997. The change in assets was primarily due to an increase in loans receivable, cash and cash equivalents and investment securities. Loans receivable, net increased by $52.0 million, or 21.1% , to $298.7 million at September 30, 1998 as compared to $246.7 million at December 31, 1997. The increase in loans receivable was attributable to loan originations exceeding repayments in a favorable decreasing rate environment during the quarter. Cash and cash equivalents increased by $12.9 million to $23.0 million at September 30, 1998 as compared to $10.1 million at December 31, 1997. Investment securities increased by $18.1 million, or 39.8%, to $63.6 million at September 30, 1998 as compared to $45.5 million at December 31, 1997. The increase in cash and cash equivalents and investment securities was directly related to the proceeds generated by the recent stock conversion.
The growth in total assets was funded by increases in borrowed money and the aforementioned proceeds generated in the stock conversion. Borrowed money, representing FHLB advances, increased by $28.0 million to $52.0 million at September 30, 1998 as compared to $24.0 million at December 31, 1997. Stockholders' equity increased by $63.2 million to $95.4 million at September 30, 1998 as compared to $32.2 million at December 31, 1997. This increase resulted from the stock conversion as previously noted.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     GENERAL. The Company's net income increased $388,000, to $1.1 million for the three months ended September 30, 1998, from $682,000 for the three months ended September 30, 1997. This increase in net income is primarily attributable to a $962,000 increase in net interest income offset by a $491,000 increase in noninterest expense.

     INTEREST INCOME. Interest income increased $1.0 million, or 16.8%, to $7.3 million for the three months ended September 30, 1998, compared with the same period in 1997. This increase resulted from a combination of an increase in average interest-earning assets, which increased by $75.9 million, or 23.6%, to $397.0 million for the three months ended September 30, 1998 from $321.1 million for the comparable period in 1997 and a decrease in average yield. Mortgage loan interest income increased by $547,000 for the three months ended September 30, 1998. The average balance of mortgage loans increased $45.4 million, and loan yield decreased by 55 basis points from 8.19% to 7.64%. Interest income from investment securities and mortgage backed securities increased by $307,000 for the three months ended
September 30, 1998, compared with the same period in 1997. This increase resulted from a combination of an increase in average balance of $20.9 million and a 30 basis point decrease in yield. Interest income on short term deposits increased by $113,000 as a result of increases in yield and average balance. The yield on short term deposits increased by 159 basis points. The related average balance increased by $5.3 million to $19.0 million for the three months ended September 30, 1998, as compared to $13.7 million for the three months ended September 30, 1997. Overall, the average yield on interest-earning assets decreased by 43 basis points to 7.32% for the three months ended September 30, 1998 from 7.75% for the three months ended September 30, 1997.

     INTEREST EXPENSE. Interest expense increased by $176,000, or 5.2%, to $3.5 million for the three months ended September 30, 1998, from $3.4 million for the three months ended September 30, 1997. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, offset by an overall decrease in the average rate paid on those interest- bearing liabilities. The average balance of interest-bearing liabilities increased by $17.1 million, or 6.2%, to $296.3 million at September 30, 1998 from $279.2 million at September 30, 1997. This change reflects a $4.2 million decrease in the deposit accounts, offset by a $21.3 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 4 basis points to 4.78% for the three months ended September 30, 1998 from 4.82% for the three months ended September 30, 1997.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $869,000, or 30.5%, to $3.7 million for the three months ended September 30, 1998 from $2.9 million for the comparable period in 1997. This increase was primarily attributable to a $58.6 million increase in average interest-earning assets in excess of average interest-bearing liabilities to $100.6 million for the three months ended September 30, 1998 from $42.0 million for the same period in 1997. Interest rate spread decreased by 38 basis points from 2.92% for the three months ended September 30, 1997 to 2.54% for the three months ended
September 30, 1998.

           PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses decreased by $93,000, to $84,000 for the three months ended September 30, 1998 from $177,000 in 1997. At September 30, 1998 and 1997, non-performing loans totaled $767,000 and $2.1 million, respectively. At September 30, 1998 and 1997, the balance of the allowance for loan losses totaled $1.3 million and $1.0 million, respectively. At September 30, 1998, the ratio of the allowance for loan losses to non-performing loans was 167.7% compared to 47.7% at September 30, 1997. The ratio of the allowance to total loans was 0.43% and 0.41%, at September 30, 1998 and 1997, respectively. The ratio of the allowance to nonperforming assets was 66.46% and 45.65%, at September 30, 1998 and 1997, respectively. There were no charge-offs for the three months ended September 30, 1998 and 1997. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any potential losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

     NONINTEREST INCOME. Noninterest income totaled $256,000 and $220,000 for the three months ended September 30, 1998 and 1997, respectively. The increase in noninterest income is primarily attributable to a $38,000 increase in service fee income to $193,000 for the three months ended September 30, 1998 from $155,000 for the comparable period in 1997 and a $30,000 increase in other income to $36,000 for the three months ended September 30, 1998 from $6,000 for the three months ended September 30, 1997. These increases are offset by a $33,000 decrease in insurance commissions to $27,000 for the three months ended September 30, 1998 from $60,000 for the three months ended September 30, 1997.

     NONINTEREST EXPENSE. Noninterest expense increased by $491,000, to $2.4 million for the three months ended September 30, 1998 from $1.9 million for the comparable period in 1997. Compensation and benefits increased by $268,000, or 28.0%, to $1.2 million for the three months ended September 30, 1998 compared to $955,000 for the three months ended September 30, 1997. This increase was primarily due to a combination of annual salary increases, the addition of staff and the adoption of an Employee Stock Ownership Plan which was established in connection with the conversion. On October 27, 1998, the Company adopted a stock based employee benefit plan. It is likely that salary and benefit expense will increase in future quarters as a result of the adoption of this plan. See "Subsequent Event" section for further discussion. All other operating expenses, including advertising, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $223,000, or 19.7%, to $1.1 million for the three months ended September 30, 1998 compared to $908,000 for 1997. Of this increase, $79,000 is related to expense incurred on foreclosed real estate and $88,000 is related to legal expenses. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

     INCOME TAX EXPENSE. Income tax expense totaled $470,000 for the three months ended September 30, 1998 compared to $351,000 for the comparable period in 1997. The increase in the provision for income taxes was the result of a combination of an increase in income before income tax expense and a decrease in the effective income tax rate. The effective income tax rate decreased to 30.5% for the three months ended September 30, 1998 from 34.0% for the three months ended September 30, 1997. Income before income tax expense increased by $507,000, to $1.5 million for the three months ended September 30, 1998 from $1.0 million for the same period in 1997.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     GENERAL. The Company's net income decreased $2.8 million, to a $588,000 loss for the nine months ended September 30, 1998, from $2.2 million of income for the nine months ended September 30, 1997. The decrease is directly attributable to the establishment and funding of the Foundation. On April 3, 1998, the Company completed its conversion to the stock form of ownership. As part of the conversion the Company established the Foundation with a one-time

$5.5 million non-recurring pre-tax donation ($3.5 million after tax). This donation was funded with authorized but unissued common stock immediately following the conversion. This contribution amounted to 8.0% of the common stock sold. Net income of the Company, excluding the one-time, non-recurring contribution to the Foundation, amounted to $2.9 million for the nine months ended September 30, 1998.

     INTEREST INCOME. Interest income increased $2.6 million, or 14.3%, to $20.9 million for the nine months ended September 30, 1998, compared with the same period in 1997. This increase resulted from a combination of an increase in average interest-earning assets, which increased by $68.0 million, or 21.5%, to $385.0 million for the nine months ended September 30, 1998 from $317.0 million for the comparable period in 1997, offset by a decrease in average yield. Mortgage loan interest income increased by $1.0 million for the nine months ended September 30, 1998. The average balance of mortgage loans increased $28.0 million, and loan yield decreased by 31 basis points from 8.09% to 7.78%. Interest income from investment securities and mortgage backed securities increased by $756,000 for the nine months ended September 30, 1998, compared with the same period in 1997. This increase resulted from a combination of an increase in average balance of $17.7 million offset by a 33 basis point decrease in yield. Interest income on short term deposits increased by $580,000 as a result of increases in yield and average balance. The yield on short term deposits increased by 85 basis points. The related average balance increased by $19.1 million to $30.6 million for the nine months ended September 30, 1998, as compared to $11.5 million for the nine months ended September 30, 1997. This increase is directly related to the stock subscription proceeds received in March, 1998. Overall, the average yield on interest-earning assets decreased by 46 basis points to 7.25% for the nine months ended September 30, 1998 from 7.71% for the nine months ended September 30, 1997.

     INTEREST EXPENSE. Interest expense increased by $596,000, or 6.1%, to $10.4 million for the nine months ended September 30, 1998, from $9.8 million for the nine months ended September 30, 1997. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, offset by an overall decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $19.0 million, or 6.9%, to $295.5 million at September 30, 1998 from $276.5 million at September 30, 1997. This change reflects a $6.3 million increase in the deposit accounts, with the remaining $12.7 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 4 basis points to 4.71% for the nine months ended September 30, 1998 from 4.75% for the nine months ended September 30, 1997.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $2.0 million, or 23.8%, to $10.5 million for the nine months ended September 30, 1998 from $8.5 million for the comparable period in 1997. This increase was primarily attributable to a $49.0 million increase in average interest-earning assets in excess of average interest-bearing liabilities to $89.5 million for the nine months ended September 30, 1998 from $40.5 million for the same period in 1997. Interest rate spread decreased by 42 basis points from 2.96% for the nine months ended September 30, 1997 to 2.54% for the nine months ended
September 30, 1998.

     PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses totaled $194,000 for the nine months ended September 30, 1998 compared to $195,000 in 1997. At September 30, 1998 and 1997, non-performing loans totaled $767,000 and $2.1 million, respectively. At September 30, 1998 and 1997, the balance of the Allowance for loan losses totaled $1.3 million and $1.0 million, respectively. At September 30, 1998, the ratio of the allowance for loan losses to non-performing loans was 167.7% compared to 47.7% at September 30, 1997. The ratio of the allowance to total loans was 0.43% and 0.41%, at September 30, 1998 and 1997, respectively. The ratio of the allowance to nonperforming assets was 66.46% and 45.65%, at September 30, 1998 and 1997, respectively. There were no charge-offs for the nine months ended September 30, 1997. Charge-offs for the nine months ended September 30, 1998 amounted to $34,000. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover any potential losses reasonably expected in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

     NONINTEREST INCOME. Noninterest income totaled $628,000 and $601,000 for the nine months ended September 30, 1998 and 1997, respectively. Service fee income increased $62,000 to $499,000 for the nine months ended
September 30, 1998 from $437,000 for the comparable period in 1997. This was offset by a $64,000 decrease in insurance commissions to $63,000 for the nine months ended September 30, 1998 from $127,000 for the nine months ended September 30, 1997. Gains on sale of investment securities totaled $12,000 for the nine months ended September 30, 1998, there were no gains in 1997.

     NONINTEREST EXPENSE. Noninterest expense increased by $6.6 million, to $12.1 million for the nine months ended September 30, 1998 from $5.5 million for the comparable period in 1997. On April 3, 1998 the Company completed its conversion to the stock form of ownership. As part of the conversion the Company established the Foundation with a one-time $5.5 million non-recurring pre-tax donation. This donation was funded with authorized but unissued common stock immediately following the conversion. This contribution amounted to 8.0% of the common stock sold. Compensation and benefits increased by $589,000, or 21.1%, to $3.4 million for the nine months ended September 30, 1998 compared to $2.8 million for the nine months ended September 30, 1997. This increase was primarily due to a combination of annual salary increases, the addition of staff and the adoption of an Employee Stock Ownership Plan which was established in connection with the conversion. On October 27, 1998, the Company adopted a stock based employee benefit plan. See "Subsequent Event" section for further discussion. It is likely that salary and benefit expense will increase in future quarters as a result of the adoption of this plan. All other operating expenses, including advertising, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $473,000, or 17.3%, to $3.2 million for the nine months ended September 30, 1998 compared to $2.7 million for the comparable period in 1997. Of this increase, $79,000 is related to expense incurred on foreclosed real estate and $142,000 is related to legal expenses. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

     INCOME TAX EXPENSE. Income tax expense (benefit) totaled ($617,000) for the nine months ended September 30, 1998 compared to $1.1 million for the comparable period in 1997. The decrease in the provision for income taxes was the result of a decrease in pretax income of $4.6 million, to a loss of $1.2 million for the nine months ended September 30, 1998 from $3.4 million for the same period in 1997. This decrease is primarily attributable to the one-time non-recurring $5.5 million donation made to establish the Foundation.

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

     The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1998, cash and interest-bearing demand accounts totaled $23.0 million, or 5.5% of total assets.

     See the "Consolidated Statement of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the nine months ended September 30, 1998 and 1997.

     At September 30, 1998, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at September 30, 1998:

     Total Capital to Total Assets...........................   17.38%
     Total Capital to Risk-Weighted Assets...................   29.01%
     Tier I Leverage Ratio...................................   16.71%
     Tier I to Risk-Weighted Assets..........................   28.46%

At September 30, 1998, the Company had a Total Capital to Total Assets ratio of 22.89%.

SUBSEQUENT EVENT

     Subsequent to September 30, 1998, on October 27, 1998, the stockholders of the Company approved the EFC Bancorp, Inc. Stock-Based Incentive Plan (Incentive Plan). The Incentive Plan authorizes the granting of options to purchase Common Stock of the Company (Options), awards of shares of Common Stock (Stock Awards) and certain related rights (Awards). The maximum number of shares of Common Stock reserved for Awards under the Incentive Plan is 1,048,800 shares, consisting of 749,143 shares reserved for Options and 299,657 shares reserved for Stock Awards.

YEAR 2000

     With the new millennium approaching, organizations are examining their computer systems to ensure they are year 2000 compliant. The issue, in simple terms, is that many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. As the century is implied in the date, on January 1, 2000, computers that are not year 2000 compliant will assume the year is 1900. Systems that calculate, compare, or sort using the incorrect date will cause erroneous results, ranging from system malfunctions to incorrect or incomplete transaction processing. If not remedied, potential risks include business interruption or shutdown, financial loss, reputation loss, and legal liability. The Bank primarily utilizes a third party vendor and such vendor's proprietary software to process its electronic data. The third party data processor vendor is nearing completion of their process for the modification, upgrade or replacement of its computer software applications and systems as necessary to accommodate the "year 2000" dating changes.

     The Bank has undertaken a company wide initiative to address the year 2000 issue. Using the guidelines set forth in the Federal Financial Institutions Examination Council (FFIEC) Interagency Statement, YEAR 2000 PROJECT MANAGEMENT AWARENESS, the Company has developed a comprehensive action plan to prepare , as necessary, computer systems and facilities. As part of the action plan the Board of Directors approved the formation of a Year 2000 Steering committee. The Year 2000 Steering committee consists of representatives of the data processing, lending, savings, operations, accounting and compliance areas. The members of this committee have primary responsibility for the fulfillment of the Bank's Year 2000 commitment.

     The Bank has completed the assessment stage of the action plan. As part of this stage an inventory of all software and hardware used internally and at the third party service bureau was performed and documented, including operational hardware categorized as non-IT (information technologies) systems. After inventorying all systems the Bank performed a risk assessment to determine whether system components were compliant. The risk assessment process was used to generate an Inventory Risk Analysis Matrix (IRAM) of both hardware and software. The IRAM is being used as a guide for the renovation and validation stages of the action plan.

     The renovation and validation stages of the action plan are currently in process and are scheduled to be completed by early 1999. Testing of internal systems and applications will be coordinated during these stages. Members of the Year 2000 Steering committee will coordinate the testing and follow up validation of testing.

     The Bank will focus on developing appropriate policies or risk mitigation actions to address Year 2000 related failures prior to the millennium. The Bank is in the process of developing a contingency plan to accomplish this end. The plan will identify risk sensitive issues and provide the necessary solutions. The failure of external parties to resolve their own Year 2000 issues in a timely manner could result in financial risk to the Company. The contingency plan will also address these potential failures where the risk to the Company can be identified and is considered significant.

     The total external cost to prepare for the Year 2000 are estimated to be in range between $40,000 and $80,000. This level of cost is not considered material to operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, DISCLOSURE ABOUT SEGMENT OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131) which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. This Statement requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement supercedes FASB No. 14

FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company adopted the Statement on January 1, 1998 and is not expected to have a material impact on the Company.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSION AND OTHER POST RETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This Statement revises employers' disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of these plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when Statements 87, 88, and 106 were issued. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the Statement on January 1, 1998 and the disclosure requirements applicable to the Company's 1998 consolidated financial statements are not expected to have a material impact on the Company's financial position or results of operations.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1997, in the 1997 Form 10-K, to September 30, 1998.

                             PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          None.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of the stockholders was held on October 27, 1998. The following proposal was voted on by the stockholders:

                                                                           BROKER
PROPOSAL                               FOR         AGAINST    ABSTAIN     NON-VOTES
--------                               ---         -------    -------     ---------
1)Approval of the EFC Bancorp, Inc.
  1998 Stock Based Incentive Plan     4,419,370    686,162     128,988    2,256,914

Item 5.   OTHER INFORMATION.

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K .

     (a)  Exhibits
          11.0    Statement re: Computation of Per Share Earnings

          27.0    Financial Data Schedule

     (b)  Reports on Form 8-K
          None.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  EFC BANCORP, INC.


Dated: NOVEMBER 13, 1998          By:  /s/ Barrett J. O'Connor
       -----------------               -------------------------------------
                                  Barrett J. O'Connor
                                  President and Chief Executive Officer
                                  (principal executive officer)

Dated: November 13, 1998          By:  /s/ James J. Kovac
       -----------------               -------------------------------------
                                  James J. Kovac
                                  Senior Vice President and Chief
                                  Financial Officer
                                  (Principal financial and accounting officer)