Form 10-K405
period 1998-12-31
EFC BANCORP INC
filed 1999-03-29
CIK 1047947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934, as amended


                   For the fiscal year ended DECEMBER 31, 1998
                                     1-13605
                             Commission File Number
                                EFC BANCORP, INC.
             (Exact name of registrant as specified in its charter.)

        DELAWARE                                    36-4193304
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

(1)      Yes / X /    No /   /
(2)      Yes / X /    No /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
/ X /

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $66,200,000 based upon the last sales price as listed on The American Stock Exchange for March 5, 1999.

The number of shares of Common Stock outstanding as of March 5, 1999 is:
7,116,934.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                                       INDEX

                                                                                                               Page No.
                                                                                                               --------
PART I
         Item 1.      Business....................................................................................3

Additional Item.      Executive Officers of the Registrant.......................................................29

         Item 2.      Properties.................................................................................29

         Item 3.      Legal Proceedings..........................................................................30

         Item 4.      Submission of Matters to a Vote of Security Holders........................................30

PART II

         Item 5.      Market for the Company's Common Equity
                      and Related Stockholder Matters............................................................30

         Item 6.      Selected Financial Data....................................................................30

         Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................................30

         Item 7a.     Quantitative and Qualitative Disclosures About Market Risk.................................44

         Item 8.      Financial Statements and Supplementary Data................................................44

         Item 9.      Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure........................................................45

PART III

         Item 10.     Directors and Executive Officers of the Registrant.........................................45

         Item 11.     Executive Compensation.....................................................................45

         Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................45

         Item 13.     Certain Relationships and Related Transactions.............................................45

PART IV

         Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................46

SIGNATURES.......................................................................................................47


                                     PART I

ITEM 1. BUSINESS.

         GENERAL

         EFC Bancorp, Inc. (also referred to as the "Company" or "Registrant"), was incorporated under Delaware law on October 10, 1997. The Registrant was formed to acquire Elgin Financial Savings Bank (formerly, Elgin Financial Center, S.B.) and subsidiaries, Elgin, Illinois, (the "Bank") as part of the Bank's conversion from a mutual to a stock form of organization (the "Conversion"). In connection with the Conversion, the Company issued an aggregate of 7,491,434 shares of its common stock, par value $0.01 per share ("Common Stock") at a purchase price of $10 per share, of which 6,936,513 shares were issued in a subscription offering and 554,921 shares were issued to the Elgin Financial Foundation (the "Foundation"), a charitable foundation established by the Bank. The Company received approval to become a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC"). The Company's acquisition of the Bank occurred on April 3, 1998.

         The Bank is a community-oriented savings institution which was originally organized in 1924 as a federally-chartered mutual savings and loan association. The Bank reorganized in the 1980s to become Elgin Federal Financial Center, a federally-chartered mutual savings association, and again on July 1, 1996 to become Elgin Financial Center, S.B., an Illinois state-chartered mutual savings bank. On July 17, 1998, the Bank changed its name to Elgin Financial Savings Bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its full-service branch offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans and, to a lesser extent, multi-family and commercial real estate loans, construction and land loans, commercial business loans, home equity loans, and automobile and passbook savings loans. The Bank originates all of its loans for investment. The Bank also invests primarily in government insured or guaranteed mortgage-backed securities and U.S. Government obligations. The Bank's revenues are derived principally from the interest on its mortgage, consumer and commercial business loans and securities and from servicing fees. The Bank's primary sources of funds are retail savings deposits and, to a lesser extent, advances from the Federal Home Loan Bank of Chicago (the "FHLB-Chicago").

MARKET AREA

         Headquartered in largely suburban Kane County, Illinois, the Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank currently operates four full-service banking facilities in Elgin and one full-service banking facility in West Dundee, Illinois. The Bank is in the process of expanding its operations by constructing a new full service branch facility in Huntley, Illinois. This branch is expected to be operational in late Summer, 1999. The Bank's primary lending and deposit gathering area is concentrated around the areas where its full-service banking facilities are located which the Bank generally considers to be its primary market area.

         Elgin is located on U.S. Interstate 90 (the Northwest tollway) in the Fox River Valley approximately 38 miles northwest of downtown Chicago and 25 miles west of O'Hare International Airport. Interstate 90 provides easy access to the City of Chicago and is a major corridor of suburban growth for Chicago. As the Chicago suburbs have expanded into Kane County, western Cook County and southern McHenry County, Elgin has experienced a positive influx of new residents and employers. The economy in the Bank's primary market area has also historically benefitted from the presence of well-known companies such as Motorola, Inc.; First Card; Panasonic; Sears and Ameritech Corp. Other employment and economic activity is provided by a variety of wholesale and retail trade, hospitals and a riverboat gambling facility located on the Fox River in Elgin.

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

         The Bank's loan portfolio primarily consists of first mortgage loans secured by one- to four-family residences most of which are located in its primary market area. At December 31, 1998, the Bank's gross loan portfolio totalled $310.7 million, of which $233.7 million were one- to four-family residential mortgage loans, or 75.2% of total loans. At such date, the remainder of the loan portfolio consisted of $27.2 million of multi-family loans, or 8.7% of total loans; $20.4 million of commercial real estate loans, or 6.6% of total loans; $13.7 million of construction and land loans, or 4.4% of total loans; $5.6 million of commercial loans, or 1.8% of total loans; and $10.1 million of consumer loans, or 3.3% of total loans consisting of $9.0 million of home equity lines of credit, $563,000 of secured and unsecured personal loans and $510,000 of automobile loans. The Bank has not sold loans in recent years and had no mortgage loans held for sale at each of the five years ended December 31, 1998. At that same date, 49.1% of the Bank's mortgage loans had adjustable interest rates, most of which were indexed to the one year Constant Maturity Treasury ("CMT") Index.

         The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                        AT DECEMBER 31,
                             -------------------------------------------------------------------------------------------------------
                                    1998                  1997               1996                1995               1994
                             -------------------   -------------------   ---------------   ------------------ ------------------
                                          PERCENT             PERCENT           PERCENT              PERCENT             PERCENT
                              AMOUNT      OF TOTAL  AMOUNT    OF TOTAL  AMOUNT  OF TOTAL   AMOUNT   OF TOTAL   AMOUNT    OF TOTAL
                             --------     -------- --------   --------  ------  --------   ------   --------  --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Mortgage loans:
 One- to four-family ......   $233,689      75.2% $191,622      77.2% $181,480      75.9% $165,956      74.5% $150,429      73.7%
 Multi-family .............     27,184       8.7    19,845       8.0    22,040       9.2    23,290      10.5    21,083      10.3
 Commercial real estate ...     20,407       6.6    11,257       4.5     9,953       4.2     9,750       4.4    12,981       6.4
 Construction and land ....     13,716       4.4    13,793       5.5    16,089       6.7    16,253       7.3    15,058       7.4
                             ---------    ------  --------    ------  --------    ------  --------    ------  --------    ------
 Total mortgage loans .....    294,996      94.9   236,517      95.2   229,562      96.0   215,249      96.7   199,551      97.8
                             ---------    ------  --------    ------  --------    ------  --------    ------  --------    ------
Other loans:
  Home equity loans .......      9,014       2.9     7,520       3.0     5,759       2.4     4,337       1.9     1,878        .9
  Commercial ..............      5,606       1.8     3,166       1.3     2,764       1.1     1,830        .8     1,449        .7
  Auto loans ..............        510       0.2       585        .3       637        .3       658        .3       495        .2
  Loans on savings accounts        477       0.2       456        .2       393        .2       417        .2       480        .2
  Other ...................         86        --        88        --       112        --       149        .1       307        .2
                             ---------    ------  --------    ------  --------    ------  --------    ------  --------    ------
  Total other loans .......     15,693       5.1    11,815       4.8     9,665       4.0     7,391       3.3     4,609       2.2
                             ---------    ------  --------    ------  --------    ------  --------    ------  --------    ------
Total loans receivable ....    310,689     100.0%  248,332     100.0%  239,227     100.0%  222,640     100.0%  204,160     100.0%
                                          ------              ------              ------              ------              ------
                                          ------              ------              ------              ------              ------
Less:
 Unearned discounts .......         --                  --                  --                 109                  98
 Deferred loan fees .......        326                 511                 741                 840                 837
 Allowance for loan losses       1,373               1,126                 808                 754                 682
                              --------            --------            --------            --------            --------
Loans receivable, net .....   $308,990            $246,695            $237,678            $220,937            $202,543
                              --------            --------            --------            --------            --------
                              --------            --------            --------            --------            --------


         LOAN ORIGINATIONS. The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its five branch offices. All loans originated by the Bank are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate mortgage loans, commercial loans and consumer loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Bank to retain all loans originated in its portfolio.

         During the years ended December 31, 1998 and December 31, 1997, the Bank originated $77.4 million and $23.5 million of fixed-rate one- to four-family residential mortgage loans, respectively, and for the years ended December 31, 1998 and December 31, 1997, the Bank originated $26.3 million and $17.0 million of adjustable-rate one- to four-family residential mortgage loans, respectively, all of which were retained by the Bank. Based upon the Bank's investment needs and market opportunities, the Bank participates in loans, primarily multi-family real estate mortgage loans, secured by property located in southern Wisconsin and, to a lesser extent, in Minnesota, and had $19.4 million of purchased loan participation interests at December 31, 1998. See "--Multi-Family and Commercial Real Estate Lending."

         The following tables set forth the Bank's loan originations, purchases and principal repayments for the periods indicated. All loans originated by the Bank are held for investment. The Bank sold no loans during these periods.

                                                                                              FOR THE
                                                                                       YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------
                                                                                1998           1997           1996
                                                                              ---------      ---------      ---------
                                                                                            (IN THOUSANDS)
Gross loans (1):
Balance outstanding at beginning of period ..............................     $ 248,332      $ 239,227      $ 222,640
                                                                              ---------      ---------      ---------
  Loans originated (2):
    One-to four-family residential ......................................       103,749         40,409         44,954
    Multi-family ........................................................         4,838            870          1,341
    Commercial real estate ..............................................        12,520          4,825          1,158
    Construction and land ...............................................         7,152         11,013         16,458
    Home equity .........................................................         5,802          5,017          5,274
    Commercial business .................................................         7,518          4,131          3,381
    Auto loans ..........................................................           355            422            346
    Loans on savings accounts ...........................................           313            515            472
    Other ...............................................................           380             94             96
                                                                              ---------      ---------      ---------
    Total loans originated ..............................................       142,627         67,296         73,480
  Loans purchased .......................................................         9,713            239          1,168
                                                                              ---------      ---------      ---------
    Total loans originated and purchased ................................       152,340         67,535         74,648
                                                                              ---------      ---------      ---------
  Less:
    Principal repayments ................................................       (89,392)       (62,925)       (58,101)
    Transfers to real estate owned ......................................        (1,262)          (219)           (66)
    Change in loans in process ..........................................           671          4,714            106
                                                                              ---------      ---------      ---------
    Total loans receivable at end of period .............................     $ 310,689      $ 248,332      $ 239,227
                                                                              ---------      ---------      ---------
                                                                              ---------      ---------      ---------

--------------------
(1) Gross loans exclude unearned discounts, deferred loan fees and the allowance for loan losses.

(2)      Amounts for each period include loans in process at period end.

         LOAN MATURITY AND REPRICING. The following table shows the contractual maturity of the Bank's loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totalled $89.4 million, $62.9 million and $58.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. All loans originated by the Bank are held for investment.


                                                                       AT DECEMBER 31, 1998
                          ----------------------------------------------------------------------------------------------------------
                                ONE- TO                                                                  LOANS ON           TOTAL
                                 FOUR-        MULTI-  COMMERCIAL  CONSTRUCTION  HOME  COMMERCIAL  AUTO   SAVINGS            LOANS
                                 FAMILY       FAMILY  REAL ESTATE   AND LAND   EQUITY  BUSINESS   LOANS  ACCOUNTS OTHER   RECEIVABLE
                          ----------------    ------  ----------- ------------ ------ ----------  -----  -------- -----   ----------
                                                               (IN THOUSANDS)
Amounts due:
  Within one year ............    $      9    $    --    $   291    $ 8,860   $ 1,088   $ 2,474   $  37   $ 203   $ 54    $ 13,016
  After one year:
    More than one year to
      three years ............         300      3,236        842      3,409     2,530       962     267     274     11      11,831
    More than three years to
      five years .............       1,706        667      3,502         --     1,841     1,641     206      --     21       9,584
    More than five years to 10
      years ..................      16,499      1,396      2,831        357       160       441      --      --     --      21,684
    More than 10 years to 20
      years ..................      59,151      9,537      9,195      1,090     3,395        88      --      --     --      82,456
    More than 20 years .......     156,024     12,348      3,746         --        --        --      --      --     --     172,118
                                 ---------   --------   --------   --------   -------   -------   -----   -----   ----    --------
    Total due after
      December 31, 1999 ......     233,680     27,184     20,116      4,856     7,926     3,132     473     274     32     297,673
                                 ---------   --------   --------   --------   -------   -------   -----   -----   ----    --------
    Total amount due (gross) .   $ 233,689   $ 27,184   $ 20,407   $ 13,716   $ 9,014   $ 5,606   $ 510   $ 477   $ 86     310,689
                                 ---------   --------   --------   --------   -------   -------   -----   -----   ----    --------
                                 ---------   --------   --------   --------   -------   -------   -----   -----   ----    --------
Less:
      Deferred loan fees, net..........................................................................................        326
      Allowance for loan losses........................................................................................      1,373
                                                                                                                        ----------
Total loans, net.......................................................................................................   $308,990
                                                                                                                        ----------
                                                                                                                        ----------


         The following table sets forth at December 31, 1998, the dollar amount of gross loans receivable contractually due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                        DUE AFTER DECEMBER 31, 1999
                                                        -----------------------------------------------------------
                                                             FIXED                ADJUSTABLE              TOTAL
                                                        ----------------       ----------------        ------------
                                                                              (IN THOUSANDS)
Mortgage loans:
  One- to four-family...........................              $131,144               $102,536            $233,680
  Multi-family..................................                   919                 26,265              27,184
  Commercial real estate........................                 5,603                 14,513              20,116
  Construction and land.........................                 3,613                  1,243               4,856
                                                             ---------              ---------           ---------
    Total mortgage loans........................               141,279                144,557             285,836
Home equity.....................................                    74                  7,852               7,926
Commercial business.............................                 2,122                  1,010               3,132
Auto loans .....................................                   473                     --                 473
Loans on savings accounts.......................                   274                     --                 274
Other...........................................                    32                     --                  32
                                                             ---------              ---------           ---------
    Total loans.................................              $144,254               $153,419            $297,673
                                                             ---------              ---------           ---------
                                                             ---------              ---------           ---------



         ONE- TO FOUR-FAMILY LENDING. The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities up to 30 years secured by one- to four-family residences substantially all of which are located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank's in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. At December 31, 1998, the Bank's one- to four-family mortgage loans totalled $233.7 million, or 75.2%, of total loans. Of the one- to four-family mortgage loans outstanding at that date, 56.1% were fixed-rate mortgage loans and 43.9% were ARM loans.

         The Bank currently offers fixed-rate mortgage loans with terms from ten to 30 years. These loans have generally been priced at current market rates for such loans. During the fourth quarter of 1998 the Bank began charging a fee to cover the cost of processing mortgage loans. The Bank currently offers a number of ARM loans with terms of up to thirty years and interest rates which adjust every one, two or three years from the outset of the loan or which adjust annually after a three, five or seven year initial fixed period. The interest rates for the Bank's ARM loans are indexed to the one year CMT Index. The Bank originates ARM loans with initially discounted rates, often known as "teaser rates." The Bank's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. However, interest rates on the Bank's residential ARM loans may never adjust to be less than the initial rate of interest charged on any such loan.

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

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 1998 was $13.9 million. The Bank's multi-family and commercial real estate loans may be made with terms up to 25 years and are offered with interest rates that adjust periodically. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental impact surveys are generally required for all commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the downpayment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at December 31, 1998 was $27.2 million, or 8.7% of total loans, and the Bank's commercial real estate loan portfolio at such date was $20.4 million, or 6.6% of total loans. The largest multi-family or commercial real estate loan in the Bank's portfolio (excluding loan participation interests) at December 31, 1998 was a performing $3.5 million commercial real estate loan secured by an office building located in St. Charles, Illinois.

         The Bank also purchases up to 90% participation interests in multi-family loans secured by real estate, most of which is located outside of the Bank's primary market area in southern Wisconsin and Minnesota. When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards. The Bank will generally hedge against participating in problematic loans by participating in those loans which have been in existence for one to two years and, accordingly, possess a positive payment history. At December 31, 1998, the Bank had $15.1 million in multi-family real estate loan participation interests, or 55.5% of multi-family loans and 4.9% of total loans.

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

         CONSTRUCTION AND LAND LENDING. The Bank originates fixed-rate construction loans for the development of residential property primarily located in the Bank's market area. Construction loans are offered primarily to experienced local developers operating in the Bank's primary market area and, to a lesser extent, to individuals for the construction of their residence. The majority of the Bank's construction loans are originated primarily to finance the construction of one- to four-family, owner-occupied residential real estate and, to a lesser extent, multi-family real estate properties located in the Bank's primary market area. Construction loans are generally offered with terms up to 12 months and may be made in amounts up to 80% of the appraised value of the property, as improved. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank's lending personnel warrant.

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

         At December 31, 1998, the Bank's largest construction or land loan was a performing loan with a $1.5 million carrying balance secured by land for the development of single-family residences located in Elgin. At December 31, 1998, the Bank had $13.7 million of construction and land loans which amounted to 4.4% of the Bank's total loans.

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

         COMMERCIAL BUSINESS LENDING. The Bank also originates commercial business loans in the forms of term loans and lines of credit to small- and medium-sized businesses operating in the Bank's primary market area. Such loans are generally secured by equipment, leases, inventory, accounts receivable and marketable securities; however, the Bank also makes unsecured commercial business loans. The maximum amount of a commercial business loan is limited by the Bank's loans-to-one-borrower limit which, at December 31, 1998, was $13.9 million. Depending on the collateral used to secure the loans, commercial loans are made in amounts up to 80% of the value of the property securing the loan. Term loans are generally offered with fixed rates of interest and terms of up to five years. All term loans fully amortize during the term of such loan. Business lines of credit have adjustable rates of interest and terms of up to one year. Business lines of credit adjust on a daily basis and are indexed to the prime rate as published in THE WALL STREET JOURNAL. The Bank also issues both secured and unsecured letters of credit to business customers of the Bank. Acceptable collateral includes an assigned deposit account with the Bank, real estate or marketable securities. Letters of credit have a maximum term of 36 months.

         In making commercial business loans, the Bank considers primarily the financial resources of the borrower, the borrower's ability to repay the loan out of net operating income, the Bank's lending history with the borrower and the value of the collateral. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and other mitigating circumstances. The Bank's largest commercial loan at December 31, 1998 was $567,000. At such date, the Bank had $1.5 million of unadvanced commercial lines of credit. At December 31, 1998, the Bank had $5.6 million of commercial loans which amounted to 1.8% of the Bank's total loans. In an effort to increase its emphasis on commercial business loans, the Bank has hired experienced commercial loan originators with the primary responsibility of increasing commercial business loan volume.

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

         CONSUMER LENDING. Consumer loans at December 31, 1998 amounted to $10.1 million, or 3.3% of the Bank's total loans, and consisted primarily of home equity lines of credit and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Bank's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles.

         Substantially all of the Bank's home equity lines of credit are secured by second mortgages on owner-occupied single-family residences located in the Bank's primary market area. At December 31, 1998, these loans totalled $9.0 million, or 2.9% of the Bank's total loans and 89.4% of consumer loans. Home equity lines of credit generally have adjustable-rates of interest which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in THE WALL STREET JOURNAL. Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum combined LTV ratio on home equity lines of credit is 89.9%. The underwriting standards employed by the Bank for home equity lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

         The Bank also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans. Secured personal loans are generally secured by deposit accounts. Unsecured personal loans generally have a maximum borrowing limitation of $25,000 and generally require a debt ratio of 38%. Automobile loans have a maximum borrowing limitation of 80% of the sale price of the automobile, except that existing customers of the Bank who meet certain underwriting criteria may borrow up to 100% of the sale price of the automobile. At December 31, 1998, personal loans (both secured and unsecured) totalled $563,000 or 0.2% of the Bank's total loans and 5.6% of consumer loans; and automobile loans totalled $510,000, or 0.2% of total loans and 5.1% of consumer loans.

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

         LOANS-TO-ONE BORROWER LIMITATIONS. The Illinois Savings Bank Act imposes limitations on the aggregate amount of loans that an Illinois chartered savings bank can make to any one borrower. Under the Illinois Savings Bank Act the permissible amount of loans-to-one borrower is the greater of $500,000 (for a savings bank meeting its minimum capital requirements) or 20% of a savings bank's total capital plus general loan loss reserves. In addition, a savings bank may make loans in an amount equal to an additional 10% of the savings bank's capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral. Under Illinois law, a savings bank's capital consists of capital stock and noncumulative perpetual preferred stock, related paid-in capital, retained earnings and other forms of capital deemed to be qualifying capital by the Federal Deposit Insurance Corporation (the "FDIC"). Illinois law also permits an institution with capital in excess of 6% of assets to request permission of the Illinois Commissioner of Banks and Real Estate (the "Commissioner") to lend up to 30% of the institution's total capital and general loan loss reserves to one borrower for the development of residential housing properties within Illinois. At December 31, 1998, the Bank's ordinary limit on loans-to-one borrower under the Illinois Savings Bank Act was $13.9 million. The 30% limitation equaled $20.9 million at that date. At December 31, 1998, the Bank's five largest groups of loans-to-one borrower ranged from $2.6 million to $7.2 million, with the largest single loan in such groups being a $3.5 million loan secured by an office building located in St. Charles, Illinois. At December 31, 1998, there were no loans exceeding the 20% limitation. A substantial portion of each large group of loans is secured by real estate. At December 31, 1998, all of such loans were performing in accordance with their terms.

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

         In an effort to increase its volume of one- to four-family loan originations, the Bank has adopted certain changes to its underwriting standards and loan pricing strategies which may expose it to increased interest rate risk. Based upon the Bank's review of its existing underwriting standards, its minimal charge-off experience and the gain on the sale of foreclosed real estate experienced in recent periods, management recently determined to increase its debt to equity ratios required on one- to four-family mortgage loans. At December 31, 1998, the Bank's ratio of nonperforming loans to total loans was 0.32%, and its ratio of nonperforming assets to total assets was 0.28%. The Bank had $193,000 of real estate owned and real estate in judgment at December 31, 1998. Charge-offs amounted to $46,000 and $36,000 in 1998 and 1997, respectively. There were no charge-offs in 1994 through 1996. See "Delinquent Loans, Classified Assets and Real Estate Owned."

         The Bank's one- to four-family lending policy permits the investment in mortgage loans where the borrower's monthly mortgage and prorated real estate tax payments were less than 32% of the borrower's gross income, and where the borrower's total monthly obligations did not exceed 43% of the borrower's gross income. It is also the general practice of the Bank not to require private mortgage insurance, although the Bank retains the right to require such insurance on any loan with a loan to value ratio in excess of 80.0%. All loans with loan to value ratios in excess of 89.9% must have private mortgage insurance, with the exception of its "First-Time Home Buyer" and "American Dream Loan" programs. In addition, the Bank had historically priced its one- to four-family loans with loan to value ratios of between 80.0% and 89.9% at 50 basis points higher than loans with loan to value ratios of less than 80.0%, again in an effort to control the origination of such loans. The Bank has eliminated the price differential between loans with loan to value ratios of less than 80.0% and between 80.0% and 89.90% as a means of attracting more borrowers. The Bank believes that its underwriting standards are sufficient to allow it to adequately assess the creditworthiness of prospective borrowers. There can be no assurances, however, that increasing the permissible debt coverage ratios and loan-to-value ratios permitted for borrowers will not result in the Bank experiencing increased delinquencies and defaults on loans.

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

         When the Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. When the Bank classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount.

         The Bank's determination as to the classification of its assets and the amount of its allowances for loan losses is subject to review by the FDIC and Commissioner, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth and portfolio diversification and, as such, further additions to the level of the allowance for loan losses may become necessary.

         The Bank reviews and classifies its assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies its assets in accordance with the management guidelines described above. At December 31, 1998, the Bank had $1.2 million, or 0.28%, of assets designated as Substandard, consisting of seven mortgage loans secured by single-family owner-occupied residences, one commercial business loan, one commercial business real estate loan and two properties classified as real estate owned ("REO") or real estate in judgement ("RIJ"); no loans were classified as Doubtful. At December 31, 1998, these classified assets totalled $1.2 million, representing 0.39% of loans receivable.

         The following tables set forth delinquencies in the Bank's loan portfolio past due 60 days or more:

                                                 AT DECEMBER 31, 1998                     AT DECEMBER 31, 1997
                                      -----------------------------------------   -------------------------------------
                                            60-89 DAYS       90 DAYS OR MORE          60-89 DAYS       90 DAYS OR MORE
                                      ------------------    -------------------   -----------------   -----------------
                                       NUMBER  PRINCIPAL    NUMBER    PRINCIPAL   NUMBER  PRINCIPAL   NUMBER  PRINCIPAL
                                        OF     BALANCE        OF       BALANCE      OF     BALANCE      OF     BALANCE
                                       LOANS   OF LOANS     LOANS     OF LOANS    LOANS   OF LOANS    LOANS    OF LOANS
                                      -------  ---------    ------    ---------   ------  ---------   ------  ---------
                                                                   (DOLLARS IN THOUSANDS)
One- to four-family ................     5       $ 334        7       $   724        4      $ 389        9      $   757
Multi-family .......................     -          --        -            --        -         --        1        1,171
Commercial real estate .............     -          --        1           203        -         --       --           --
Home equity ........................     2          37        -            --        -         --        2           24
Commercial business ................     -          --        1            79        2         74       --           --
                                       ---       -----      ---       -------      ---      -----     ----      -------
    Total ..........................     7       $ 371        9       $ 1,006        6      $ 463       12      $ 1,952
                                       ---       -----      ---       -------      ---      -----     ----      -------
                                       ---       -----      ---       -------      ---      -----     ----      -------
Delinquent loans to total loans (1)               0.12%                  0.32%               0.19%                 0.79%
                                                 -----                -------               -----               -------
                                                 -----                -------               -----               -------

                                              AT DECEMBER 31, 1996
                                    ----------------------------------------------
                                         60-89 DAYS           90 DAYS OR MORE
                                    --------------------   -----------------------
                                               PRINCIPAL                 PRINCIPAL
                                      NUMBER    BALANCE     NUMBER        BALANCE
                                     OF LOANS  OF LOANS    OF LOANS      OF LOANS
                                    ---------  ---------   --------      ---------
                                             (DOLLARS IN THOUSANDS)

One- to four-family.................    6         $589         6           $428
Multi-family........................   --           --        --             --
Commercial real estate..............    1          159        --             --
Commercial business.................    1           46         2             22
Auto loans .........................    1            1        --             --
Other...............................   --           --         3             66
                                       --        -----       ---         ------
    Total...........................    9         $795        11           $516
                                       --        -----       ---         ------
                                       --        -----       ---         ------
Delinquent loans to total loans (1).               .33%                     .22%
                                                  ----                     ----
                                                  ----                     ----

------------------
(1) Total loans represent gross loans receivable less deferred loan fees and unearned discounts.

         NONPERFORMING ASSETS. The following table sets forth information regarding nonperforming loans, REO and RIJ. At December 31, 1998, the Bank had $193,000 of REO and RIJ in its portfolio. It is the general policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. For each of the five years ended December 31, 1998, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $71,000, $49,000, $35,000, $60,000 and $46,000, respectively.

                                                                                AT DECEMBER 31,
                                                            -------------------------------------------------------
                                                               1998       1997       1996       1995        1994
                                                            ----------  ---------  ---------  ---------  ----------
                                                                              (DOLLARS IN THOUSANDS)
Nonperforming loans:
Mortgage loans:
   One- to four-family ...................................     $  724      $  757      $428      $  787      $  440
   Multi-family ..........................................         --       1,171        --          --          --
   Commercial real estate ................................        203          --        --          --          88
   Construction and land .................................         --          --        --          --          15
                                                             --------    --------    ------    --------   ---------
       Total  mortgage loans .............................        927       1,928       428         787         543
                                                             --------    --------    ------    --------   ---------
Other loans:
   Home equity ...........................................         --          24        --          --          --
   Commercial business loans .............................         79          --        22          --          --
   Auto loans ............................................         --          --        --           2          --
   Other .................................................         --          --        66          --          --
                                                             --------    --------    ------    --------   ---------
       Total other loans .................................         79          24        88           2          --
                                                             --------    --------    ------    --------   ---------
       Total nonperforming loans .........................      1,006       1,952       516         789         543
                                                             --------    --------    ------    --------   ---------
   Real estate owned, and in judgment net (1) ............        193          98        67         477         581
                                                             --------    --------    ------    --------   ---------
     Total nonperforming assets ..........................     $1,199      $2,050      $583      $1,266      $1,124
                                                             --------    --------    ------    --------   ---------
                                                             --------    --------    ------    --------   ---------
   Nonperforming loans as a percent of loans (2) .........       0.32%       0.79%     0.22%       0.36%       0.27%
   Nonperforming assets as a percent of total assets (3) .       0.28%       0.62%     0.19%       0.43%       0.41%

---------------------
(1)      REO balances are shown net of related loss allowances.
(2)      Loans receivable, net, excluding the allowance for loan losses.
(3)      Nonperforming assets consist of nonperforming loans and REO.


         Nonperforming loans totalled $1.0 million as of December 31, 1998, and included seven one- to four-family loans, with an aggregate balance of $724,000, one commercial real estate loan with a balance of $203,000 and one commercial business loan with a balance of $79,000.

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

         Management calculates a loan loss allowance sufficiency analysis quarterly based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. The analysis is compared to actual losses, peer group comparisons and economic conditions. The increase to the allowance for loan losses during 1997 was based on a change in the reserve methodology employed by management, the increase in non-performing loans, and management's desire to bring the level of the Bank's allowance for loan losses closer to that of its peers. As of December 31, 1998, the Bank's allowance for loan losses was $1.4 million, or 0.44%, of total loans and 136.5% of nonperforming loans as compared to $1.1 million, or 0.46%, of total loans and 57.7% of nonperforming loans as of December 31, 1997. The Bank had total nonperforming loans of $1.0 million at December 31, 1998 as compared to $2.0 million at December 31, 1997 and nonperforming loans to total loans of 0.32% at December 31, 1998 as compared to 0.79% at December 31, 1997. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information available at December 31, 1998, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Based upon the Bank's plan to increase its emphasis on non-one- to four-family mortgage lending, the Bank expects to further increase its allowance for loan losses over future periods depending upon the then current conditions. However, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

         The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

                                                                           AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------------
                                                                      1998          1997       1996      1995      1994
                                                                   -------       -------       ----      ----      ----
                                                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of period .................................    $1,126          $808       $754      $682      $592
Provision for loan losses ......................................       293           354         54        72        90
Total charge-offs ..............................................       (46)          (36)        --        --        --
                                                                   -------       -------       ----      ----     -----
Balance at end of period .......................................    $1,373        $1,126       $808      $754      $682
                                                                   -------       -------       ----      ----     -----
                                                                   -------       -------       ----      ----     -----
Allowance for loan losses as a percent of loans (1) ............      0.44%         0.46%      0.34%     0.34%     0.34%
Allowance for loan losses as a percent of
  nonperforming loans ..........................................     136.5%         57.7%     156.6%     95.6%    125.6%

--------------------
(1)      Loans receivable, net, excluding the allowance for loan losses.

     The following tables set forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.



                                                                           AT DECEMBER 31,
                             -----------------------------------------------------------------------------------------------
                                       1998                                    1997                           1996
                             -------------------------------- -------------------------------  -----------------------------
                                                  PERCENT OF                       PERCENT OF                     PERCENT OF
                                                   LOANS IN                        LOANS IN                       LOANS IN
                                        PERCENT     EACH                PERCENT     EACH                PERCENT     EACH
                                       ALLOWANCE  CATEGORY TO          ALLOWANCE  CATEGORY TO          ALLOWANCE  CATEGORY TO
                                       TO TOTAL     TOTAL               TO TOTAL    TOTAL              TO TOTAL     TOTAL
                              AMOUNT   ALLOWANCE    LOANS     AMOUNT    ALLOWANCE    LOANS     AMOUNT   ALLOWANCE   LOANS
                             -------   ---------  ----------- ------   ---------- -----------  ------  ---------- ----------
                                                                                  (DOLLARS IN THOUSANDS)

One- to four-family.........   $493       35.9%       75.2%    $ 404      35.9%       77.2%     $ 99      12.3%     75.9%
Multi-family................     82        6.0         8.7       103       9.1         8.0        20       2.5       9.2
Commercial real estate......    204       14.9         6.6       114      10.1         4.5       149      18.4       4.2
Construction and land.......    135        9.8         4.4       185      16.4         5.5       205      25.4       6.7
Home equity.................     90        6.5         2.9        77       6.8         3.0       115      14.2       2.4
Commercial business loans...     74        5.4         1.8        48       4.3         1.3        61       7.5       1.1
Auto loans..................     10        0.7         0.2        12       1.1         0.3        13       1.6       0.3
Loans on savings accounts...     --         --         0.2        --        --         0.2        --        --       0.2
Other.......................     44        3.2          --        29       2.6          --        19       2.4        --
Unallocated ................    241       17.6          --       154      13.7          --       127      15.7        --
                             ------      -----       -----    ------     -----       -----      ----     -----     -----
Total allowance for
   loan losses.............. $1,373      100.0%      100.0%   $1,126     100.0%      100.0%     $808     100.0%    100.0%
                             ------      -----       -----    ------     -----       -----      ----     -----     -----
                             ------      -----       -----    ------     -----       -----      ----     -----     -----



                                                         AT DECEMBER 31,
                             ------------------------------------------------------------------
                                                1995                     1994
                             --------------------------------- --------------------------------
                                                   PERCENT OF                        PERCENT OF
                                                    LOANS IN                          LOANS IN
                                         PERCENT     EACH                 PERCENT       EACH
                                        ALLOWANCE  CATEGORY TO           ALLOWANCE   CATEGORY TO
                                         TO TOTAL    TOTAL               TO TOTAL       TOTAL
                              AMOUNT    ALLOWANCE    LOANS     AMOUNT    ALLOWANCE      LOANS
                             -------    ---------  ----------- ------    ---------   -----------
                                                      (DOLLARS IN THOUSANDS)
One- to four-family.........   $100       13.3%       74.5%      $ 91       13.4%       73.7%
Multi-family................     21        2.8        10.5         21        3.1        10.3
Commercial real estate......    120       15.9         4.4        138       20.2         6.3
Construction and land.......    156       20.7         7.3        138       20.2         7.4
Home equity.................     87       11.5         1.9         38        5.6         0.9
Commercial business loans...     29        3.8         0.8         24        3.5         0.7
Auto loans..................     14        1.9         0.3         11        1.6         0.3
Loans on savings accounts...     --         --         0.2         --         --         0.2
Other.......................     97       12.9         0.1         84       12.3         0.2
Unallocated ................    130       17.2          --        137       20.1          --
                               ----     ------      ------       ----     ------      ------
Total allowance for
   loan losses..............   $754      100.0%      100.0%      $682      100.0%      100.0%
                               ----      -----       -----       ----     ------      ------
                               ----      -----       -----       ----     ------      ------



         REAL ESTATE OWNED AND REAL ESTATE IN JUDGMENT. At December 31, 1998, the Bank had $193,000 of REO and RIJ in its portfolio. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value.

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

         MORTGAGE-BACKED SECURITIES. The Bank currently purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; and (ii) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and the Government National Mortgage Association ("GNMA"). The Bank invests in mortgage-backed securities insured or guaranteed by FNMA, FHLMC and GNMA. At December 31, 1998, mortgage-backed securities totalled $17.9 million, or 4.2%, of total assets and 4.4% of total interest earning assets, all of which was classified as available-for-sale. At December 31, 1998, 60.8% of the mortgage-backed securities were backed by adjustable-rate loans and 39.2% were backed by fixed-rate loans. The mortgage-backed securities portfolio had coupon rates ranging from 6.00% to 10.00% and had a weighted average yield of 6.18% at December 31, 1998. The estimated fair value of the Bank's mortgage-backed securities at December 31, 1998, was $17.9 million, which is $74,000 less than the amortized cost of $18.0 million.

         Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Bank and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Bank estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio. Of the Bank's $17.9 million mortgage-backed securities portfolio at December 31, 1998, $5.2 million with a weighted average yield of 5.96% had contractual maturities within five years and $12.7 million with a weighted average yield of 6.27% had contractual maturities over five years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages.
Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

         U.S. GOVERNMENT OBLIGATIONS. At December 31, 1998, the Bank's U.S. Government securities portfolio totalled $57.6 million, all of which were classified as available-for-sale. Such portfolio primarily consists of short- to medium-term (maturities of one to five years) securities.

         The following table sets forth the composition of the Bank's investment and mortgage-backed and mortgage-related securities portfolios in dollar amounts and in percentages at the dates indicated:

                                                                           AT DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                           1998                  1997                  1996
                                                   --------------------  --------------------  --------------------
                                                               PERCENT               PERCENT               PERCENT
                                                                 OF                    OF                    OF
                                                     AMOUNT     TOTAL     AMOUNT      TOTAL     AMOUNT      TOTAL
                                                   ---------- ---------  ---------  ---------  ---------  ---------
                                                                        (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. Government obligations....................     $57,637      76.3%   $45,484       69.3%   $37,543       63.1%
                                                      -------              -------     ------    -------     ------
Mortgage-backed securities:
  FHLMC..........................................       3,799       5.0      6,288        9.6      6,474       10.9
  GNMA...........................................       8,327      11.0      8,673       13.2     10,369       17.4
  FNMA...........................................       5,754       7.7      5,202        7.9      5,132        8.6
                                                    ---------    ------   --------     ------  ---------    -------
    Total mortgage-backed securities.............      17,880      23.7     20,163       30.7     21,975       36.9
                                                    ---------    ------   --------     ------  ---------    -------
    Total securities.............................     $75,517     100.0%   $65,647      100.0%   $59,518      100.0%
                                                    ---------    ------   --------     ------  ---------    -------
                                                    ---------    ------   --------     ------  ---------    -------



         The following table sets forth the Bank's securities activities for the periods indicated. All investment securities in the Bank's portfolio are classified as available-for-sale.

                                                                                          FOR THE YEAR
                                                                                       ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                               1998          1997           1996
                                                                             --------      ---------      ---------
                                                                                         (IN THOUSANDS)
BEGINNING BALANCE ....................................................        $65,647        $59,518        $55,227
                                                                              -------        -------        -------
Investment securities purchased.......................................         45,717         21,074         24,596
Mortgage-backed securities purchased..................................          6,282          4,114          2,550
LESS:
Sale of investment securities ........................................          2,012             --             --
Principal repayments on mortgage-backed securities....................          8,232          5,966          5,042
Maturities of investment securities...................................         31,697         13,144         17,150
Gain on sale of investment securities.................................            (12)            --             --
Net amortization of premium...........................................            149             (6)           (49)
Change in net unrealized gains (losses) on available-for-sale securities           51            (45)           712
                                                                              -------        -------        -------
ENDING BALANCE........................................................        $75,517        $65,647        $59,518
                                                                              -------        -------        -------
                                                                              -------        -------        -------

         The following table sets forth at the dates indicated certain information regarding the amortized cost and market values of the Bank's investment and mortgage-backed and mortgage-related securities, all of which was classified as available-for-sale.

                                                                          AT DECEMBER 31,
                                                -------------------------------------------------------------------
                                                        1998                   1997                   1996
                                                --------------------   --------------------   ---------------------
                                                AMORTIZED    MARKET    AMORTIZED    MARKET    AMORTIZED     MARKET
                                                   COST      VALUE        COST      VALUE        COST       VALUE
                                                ----------  --------   ----------  --------   ----------   --------
                                                                          (IN THOUSANDS)
Investment securities:
  U.S. Government obligations................     $56,496   $57,637      $44,477   $45,484      $36,519    $37,543
                                                  -------   -------      -------   -------      -------    -------
Mortgage-backed securities:
   GNMA......................................       8,422     8,327        8,610     8,673       10,348     10,369
   FNMA......................................       5,744     5,754        5,142     5,202        5,071      5,132
   FHLMC.....................................       3,788     3,799        6,300     6,288        6,507      6,474
                                                  -------   -------      -------   -------      -------    -------
   Total mortgage-backed securities..........      17,954    17,880       20,052    20,163       21,926     21,975
                                                  -------   -------      -------   -------      -------    -------
Total securities.............................     $74,450   $75,517      $64,529   $65,647      $58,445    $59,518
                                                  -------   -------      -------   -------      -------    -------
                                                  -------   -------      -------   -------      -------    -------



         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's securities portfolio, all of which was classified as available-for-sale, as of December 31, 1998.

                                                                      AT DECEMBER 31, 1998
                          ----------------------------------------------------------------------------------------------------------
                                                    MORE THAN ONE        MORE THAN FIVE
                             ONE YEAR OR LESS        YEAR TO FIVE         YEARS TO TEN          MORE THAN TEN
                                                        YEARS                YEARS                 YEARS              TOTAL
                          --------------------   -------------------   -------------------  --------------------  ------------------
                                      WEIGHTED              WEIGHTED              WEIGHTED              WEIGHTED            WEIGHTED
                            CARRYING   AVERAGE   CARRYING   AVERAGE    CARRYING   AVERAGE   CARRYING    AVERAGE   CARRYING  AVERAGE
                             VALUE      YIELD     VALUE      YIELD      VALUE      YIELD     VALUE        YIELD    VALUE     YIELD
                          ----------  --------   --------   --------   --------   --------  --------    --------  --------  --------
                                                           (DOLLARS IN THOUSANDS)
Mortgage-backed
securities:
  FHLMC .................   $  464      6.50%    $ 1,761      5.69%    $    --        --%    $ 1,574      6.82%    $ 3,799   6.26%
  GNMA ..................       --        --           7      7.74         204      9.92       8,116      5.93       8,327   6.03
  FNMA ..................      607      7.16       2,308      5.74          55      9.98       2,784      6.61       5,754   6.35
                            ------               -------               -------               -------               -------
    Total mortgage-backed
      securities ........    1,071      6.87       4,076      5.72         259      9.93      12,474      6.19      17,880   6.18
U.S. Government
  obligations ...........    5,028      5.91      27,433      7.06      23,226      6.49       1,950      5.97      57,637   6.69
                            ------               -------               -------               -------               -------
    Total securities ....   $6,099      6.08     $31,509      6.89     $23,485      6.53     $14,424      6.16     $75,517   6.57
                            ------               -------               -------               -------               -------
                            ------               -------               -------               -------               -------


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

         At December 31, 1998, the Bank's deposits totalled $269.6 million, or 82.5%, of interest-bearing liabilities. For the year ended December 31, 1998, the average balance of core deposits (savings, NOW, money market and non-interest-bearing checking accounts) totalled $123.0 million, or 45.8% of total average deposits. At December 31, 1998, the Bank had a total of $141.5 million in certificates of deposit, of which $92.3 million had maturities of one year or less reflecting the shift in deposit accounts from savings accounts to shorter-term certificate accounts that has occurred in recent years. For the year ended December 31, 1998, the average balance of core deposits represented approximately 45.6% of total deposits and certificate accounts represented 52.5%, as compared to core deposits representing 41.5% of total deposits and certificate accounts representing 55.5% of deposits for the year ended December 31, 1997. Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank's core deposits and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates it may offer on deposit products.

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

         At December 31, 1998, the Bank had outstanding $21.9 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                                                                                         WEIGHTED
                                                                                                          AVERAGE
MATURITY PERIOD                                                                     AMOUNT                 RATE
------------------                                                                 ---------            -----------
                                                                                        (DOLLARS IN THOUSANDS)
Three months or less...................................................            $  5,958                 6.04%
Over three through six months..........................................               4,208                 5.76
Over six through 12 months.............................................               4,771                 5.47
Over 12 months.........................................................               6,949                 5.74
                                                                                   --------
Total..................................................................             $21,886                 5.77
                                                                                   --------
                                                                                   --------


         The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                FOR THE YEAR ENDED                     FOR THE YEAR ENDED
                                                DECEMBER 31, 1998                       DECEMBER 31, 1997
                                       ------------------------------------    -----------------------------------
                                                     PERCENT      WEIGHTED                   PERCENT     WEIGHTED
                                                     OF TOTAL     AVERAGE                   OF TOTAL      AVERAGE
                                        BALANCE      DEPOSITS       RATE       BALANCE      DEPOSITS       RATE
                                       ---------    ----------   ----------    --------    -----------   ---------
                                                                 (DOLLARS IN THOUSANDS)

Money market accounts...............   $  27,068         10.04%       3.35%     $29,972         11.10%       3.16%
Passbook savings accounts...........      58,860         21.83        3.16       51,746         19.16        3.17
NOW accounts........................      29,166         10.82        1.65       26,617          9.86        1.82
Non-interest-bearing accounts.......      12,981          4.82          --        9,572          3.55       --
                                       ---------       -------                 --------      --------
  Total.............................     128,075         47.51        2.54      117,907         43.67        2.61
    Certificates of deposit.........     141,507         52.49        5.61      152,106         56.33        5.93
                                       ---------       -------                  -------      --------
      Total deposits................    $269,582        100.00%       4.15     $270,013        100.00%       4.48
                                        --------        ------                 --------        ------
                                        --------        ------                 --------        ------

                                                FOR THE YEAR ENDED
                                                DECEMBER 31, 1996
                                       ------------------------------------
                                                     PERCENT      WEIGHTED
                                                    OF TOTAL      AVERAGE
                                        BALANCE     DEPOSITS        RATE
                                       ---------   -----------   ----------
                                              (DOLLARS IN THOUSANDS)

Money market accounts...............   $  28,102         11.01%       3.40%
Passbook savings accounts...........      45,868         18.35        3.00
NOW accounts........................      26,809         10.62        1.86
Non-interest-bearing accounts.......       7,594          2.65          --
                                       ----------     --------
  Total.............................     108,373         42.63        2.64
    Certificates of deposit.........     144,741         57.37        5.90
                                       ---------       -------
      Total deposits................    $253,114        100.00%       4.50
                                        --------        ------
                                        --------        ------



         The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

                                                         PERIOD TO MATURITY
                                                       FROM DECEMBER 31, 1998
                                  -----------------------------------------------------------------------
                                   LESS                                             FOUR
                                   THAN       ONE TO         TWO TO    THREE         TO        TOTAL           AT DECEMBER 31,
                                    ONE       TWO            THREE     TO FOUR      FIVE     DECEMBER 31,  ----------------------
                                   YEAR       YEARS          YEARS      YEARS       YEARS       1998         1997         1996
                                  -------    -------        ------    --------     ------   ------------   --------    ----------
                                                                      (IN THOUSANDS)
Certificate accounts:
  0 to 4.00% .................     $   712     $     1     $   --     $    --     $   --     $    713     $    448     $    443
  4.01 to 5.00% ..............      21,069       4,255        125          30         --       25,479        2,192        2,680
  5.01 to 6.00% ..............      46,657      15,851      3,549      10,310      2,055       78,422       98,945      106,101
  6.01 to 7.00% ..............      23,796       5,911      5,011       1,610        447       36,775       50,390       35,382
  7.01 to 8.00% ..............          20          98         --          --         --          118          131          129
  8.01 to 9.00% ..............          --          --         --          --         --           --           --            6
  Over 9.01% .................          --          --         --          --         --           --           --           --
                                   -------     -------      -----     -------      -----    ---------      -------     --------
    Total at December 31, 1998     $92,254     $26,116      8,685     $11,950     $2,502     $141,507     $152,106     $144,741
                                   -------     -------      -----     -------      -----    ---------      -------     --------
                                   -------     -------      -----     -------      -----    ---------      -------     --------


         BORROWED FUNDS. The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                                                 AT OR FOR THE YEAR ENDED
                                                                                       DECEMBER 31,
                                                                       --------------------------------------------
                                                                           1998            1997           1996
                                                                       ------------    ------------   -------------
                                                                                  (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding......................................        $42,750         $24,953         $19,683
                                                                          --------       ---------       ---------
                                                                          --------       ---------       ---------
  Maximum amount outstanding at any month-end
    during the period..............................................        $57,000         $30,000         $32,000
                                                                          --------       ---------       ---------
                                                                          --------       ---------       ---------
  Balance outstanding at end of period.............................        $57,000         $24,000         $29,000
                                                                          --------       ---------       ---------
                                                                          --------       ---------       ---------
  Weighted average interest rate during the period.................           5.32%           5.78%           5.90%
                                                                          --------       ---------       ---------
                                                                          --------       ---------       ---------
  Weighted average interest rate at end of period..................           5.25%           5.70%           5.67%
                                                                          --------       ---------       ---------
                                                                          --------       ---------       ---------

SUBSIDIARY ACTIVITIES

         FOX VALLEY SERVICE CORPORATION OF ELGIN. Fox Valley Service Corporation of Elgin ("Fox Valley") is the Bank's wholly-owned subsidiary which was incorporated in March 1974 for the purpose of entering into joint venture real estate development projects. Fox Valley currently owns a single parcel of real estate valued at $101,000.

         ELGIN AGENCY, INC. Elgin Agency, Inc. ("EAI") is the wholly-owned subsidiary of Fox Valley. EAI is a service corporation that sells tax-deferred annuity products on an agency basis. EAI has one salesperson who is employed on a commission basis.

PERSONNEL

         As of December 31, 1998, the Bank had 101 full-time employees and 23 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good. See "Management of the Bank--Benefit Plans" for a description of certain compensation and benefit programs offered to the Bank's employees.

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

         The Commissioner has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Commissioner. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner. The Commissioner also assesses fees for examinations conducted by the Commissioner's staff, based upon the number of hours spent by the Commissioner's staff performing the examination. During the year ended December 31, 1998, the Bank paid approximately $29,000 in supervisory fees and expenses.

REGULATIONS

         CAPITAL REQUIREMENTS. Under the Illinois law and the regulations of the Commissioner, an Illinois savings bank must maintain a minimum level of capital equal to the higher of 3% of total assets or the amount required to maintain insurance of deposits by the FDIC. The Commissioner has the authority to require an Illinois savings bank to maintain a higher level of capital if deemed necessary based on the savings bank's financial condition, history, management or earnings prospects.

         The FDIC has also adopted risk-based capital guidelines to which the Bank is subject. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. The guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

         In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio. These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant.

         The following is a summary of the Bank's regulatory capital at December 31, 1998:

           Total Capital to Total Assets...........................17.10%
           Total Capital to Risk-Weighted Assets...................28.42%
           Tier I Leverage Ratio...................................16.78%
           Tier I to Risk-Weighted Assets..........................27.86%

         In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

         LENDING RESTRICTIONS. The Bank is prohibited by Illinois from making secured or unsecured loans for business, corporate, commercial or agricultural purposes representing in the aggregate an amount in excess of 15% of its total assets, unless the Commissioner authorizes in writing a higher percentage limit for such loans upon the request of an institution.

         The Bank is also subject to a loans-to-one borrower limitation. Under the Illinois law, the total loans and extensions of credit by the Bank to any person outstanding at one time must not exceed the greater of $500,000 or 20% of the Bank's total capital plus general loan loss reserves. In addition, the Bank may make loans in an amount equal to an additional 10% of the Bank's capital plus general loan loss reserves if secured by readily marketable collateral.

         DIVIDEND LIMITATIONS. Under the ISBA, dividends may only be declared when the total capital of the Bank is greater than that required by Illinois law. Dividends may be paid by the Bank out of its net profits. The written approval of the Commissioner must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any year in an amount in excess of 50% of its net profits for that year. A savings bank may not declare dividends in excess of its net profits in any year without the approval of the Commissioner. Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of
(i) the amount required by the FDIC capital regulations or otherwise specified by the FDIC, (ii) the amount required by the Commissioner or (iii) the amount required for the liquidation account to be established by the Bank in connection with the Bank's conversion. The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the Commissioner or the FDIC determines that the distribution would constitute an unsafe or unsound practice. For the year ended December 31, 1998, the Bank's net income was $3.0 million, and the Bank could have paid dividends with the written approval of the Commissioner.

PROMPT CORRECTIVE REGULATORY ACTION

         Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes various capital categories. The FDIC has adopted regulations to implement the prompt corrective action legislation. Under the regulations, an institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

         "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the Bank's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers. "Critically undercapitalized" institutions also may not make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institution within 270 days after it obtains such status.

TRANSACTIONS WITH AFFILIATES

         Transactions between depository institutions and their affiliates are governed by federal law. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, the extent to which the savings bank or its subsidiaries may engage in "covered transactions," including loans, with any one affiliate is limited to 10% of such savings bank's capital stock and surplus, and there is an aggregate limit on all such transactions with all affiliates of 20% of such capital stock and surplus. Federal law also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Covered transactions and a broad list of other specified transactions also must be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

         Federal law also restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed the savings bank's total capital and surplus. Loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made pursuant to a benefit or compensation program that is widely available to the Bank's employees and does not give preference to the insider over the employees. Federal law also establishes board of director approval requirements for loans exceeding a certain amount. There are additional limitations on loans to executive officers.

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

         The Commissioner is given authority by Illinois law to appoint a conservator or receiver for an Illinois savings bank under certain circumstances including, but not limited to, insolvency, a substantial dissipation of assets due to violation of law, regulation, order of the Commissioner or an unsafe or unsound practice. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances.

INSURANCE OF DEPOSIT ACCOUNTS

         Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

         The Bank's assessment rate for 1998 was 6.1 basis points and the premium paid for this period was $177,000. Payments toward the FICO bonds amounted to $177,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

         Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

FEDERAL HOME LOAN BANK SYSTEM

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1998 of $2.8 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1998, 1997 and 1996, cash dividends from the FHLB to the Bank amounted to approximately $160,000, $140,000 and $137,000, respectively.

HOLDING COMPANY REGULATION

         Federal law allows a state savings bank that qualifies as a "qualified thrift lender" to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election would result in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank has made such election and has received approval from the OTS to become a savings and loan holding company. The Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company. Because the Bank is chartered under Illinois law, the Company is also subject to registration with and regulation by the Commissioner.

         As a unitary savings and loan holding company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.

         Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from merging with or acquiring more than 5% of the voting stock of another savings institution or holding company thereof without prior written approval of the OTS. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

         In order to elect and continue to be regulated as a savings and loan holding company by the OTS, the Bank must continue to qualify as a qualified thrift lender. This requires the Bank to maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of December 31, 1998, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the test in each of the prior 12 months and, therefore, is a qualified thrift lender. Recent legislative amendments have broadened the scope of "qualified thrift investments" that go toward meeting the test to fully include credit card loans, student loans and small business loans.

THRIFT RECHARTERING

         The Bank and the Company are subject to extensive regulation and supervision. Regulations that affect the Bank on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations is also subject to change by the authorities who examine the Bank and interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Commissioner, the OTS, the FDIC or the Congress, could have a material impact on the Company, the Bank, and their operations.

         Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

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


                        FEDERAL AND STATE INCOME TAXATION

FEDERAL TAXATION

         GENERAL. The Company files a consolidated federal income tax return. To the extent a member incurs a loss which is utilized to reduce the consolidated federal tax liability, that member will be reimbursed for the tax benefit utilized from the member(s) incurring federal tax liabilities.

         Amounts provided for income tax expense are based upon income reported for financial statement purposes and do not necessarily represent amounts currently payable to federal and state tax authorities. Deferred income taxes, which principally arise from the temporary difference related to the recognition of certain income and expense items for financial reporting purposes and the period in which they affect federal and state taxable income, are included in the amounts provided for income taxes.

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

         THE 1996 ACT. Under the 1996 Act, for its current and future taxable years, as a "Small Bank," the Bank is permitted to make additions to its tax bad debt reserves under an Experience Method based on total loans. However, the Bank is required to recapture (i.e. take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1996 over the balance of such reserves as of December 31, 1987. As of December 31, 1995, the Bank's tax bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $2.2 million. However, the Bank will not incur an additional tax liability related to its tax bad debt reserves since the Bank has previously provided deferred taxes on the recapture amount.

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

         The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non- dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

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

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors or Named Executive Officers.

             NAME                  AGE AT 12/31/98                    POSITION
------------------------------   -------------------   -------------------------------------------
Jerry L. Gosse                           63            Vice President and Compliance Officer
Sandra L. Sommers                        56            Vice President - Savings
Joseph E. Stanczak                       46            Vice President and Treasurer


ITEM 2. PROPERTIES.

         The Bank conducts its business through an executive and full-service branch office located in Elgin and four other full-service branch offices. In addition, in 1998, the Bank purchased vacant land located in neighboring Huntley, Illinois for a new full-service branch office which office is expected to become operational in late summer, 1999. In December 1998, the branch location in Algonquin, Illinois was closed. Once the new branch location is established, the Company believes that the Bank's facilities will be adequate to meet the then present and immediately foreseeable needs of the Bank and the Company.



                                                                                                    NET BOOK VALUE
                                                                      ORIGINAL                      OF PROPERTY OR
                                                                       YEAR                           LEASEHOLD
                                                           LEASED      LEASED        DATE OF       IMPROVEMENTS AT
                                                             OR          OR           LEASE         DECEMBER 31,
 LOCATION                                                  OWNED      ACQUIRED      EXPIRATION          1998
----------                                                --------    ---------    ------------   -----------------
                                                                                                     (IN THOUSANDS)
EXECUTIVE/MAIN/BRANCH OFFICE:
1695 Larkin Avenue....................................     Owned          1973         --                $1,279
Elgin, Illinois  60123
BRANCH OFFICES:
850 Summit Street.....................................     Owned          1983         --                   373
Elgin, Illinois 60120
176 East Chicago Avenue...............................     Owned          1953         --                   174
Elgin, Illinois 60120
1000 S. McLean Boulevard..............................     Leased         1996         2011                 161
Elgin, Illinois 60123
390 South Eighth Street...............................     Owned          1980         --                 1,107
Route 31 & Village Quarter Road
West Dundee, Illinois 60118
OTHER PROPERTIES:
44 South Lyle Street..................................     Owned          1986         --                    84
Elgin, Illinois 60123 (1)
1665 Larkin Avenue....................................     Owned          1996         --                 1,200
Elgin, Illinois 60123 (2)
Huntley...............................................     Owned          1998         --                   756
Route 47
Huntley, Illinois 60143 (3)

------------------------------
(1) The Property consists of one commercial retail unit and a parking lot. The property is located across the street from the Bank's main office and the parking lot is utilized by Bank customers and employees.
(2) The property is located immediately adjacent to the Bank's main office and consists of commercial office space and a parking lot. A portion of the property has been utilized by the Bank in the expansion of its "drive-through" teller operations.
(3)      The property consists of vacant land.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Common Stock of the Company is traded on the American Stock Exchange under the symbol "EFC." The stock began trading on April 3, 1998. To date, the Company has not paid a dividend to its shareholders. In the future, the Board of Directors may consider a policy of paying cash dividends on the Common Stock. As of March 5, 1999, there were 3,456 recordholders of the Common Stock of the Company, which includes shares held in street name. The following table sets forth for the quarters indicated the range of high and low sale price information for the Common Stock of the Company as reported on the American Stock Exchange.

                               YEAR ENDED DECEMBER 31, 1998
                   ----------------------------------------------------
                     4TH QUARTER       3RD QUARTER       2ND QUARTER
                   ----------------  ----------------  ----------------

High                    12 1/2              14             14 15/16
Low                     9 1/8               10             13 1/16


ITEM 6. SELECTED FINANCIAL DATA.

         See "Selected Consolidated Financial and Other Data of the Company" on the fourth page hereof. In the electronic version of the Form 10-K the above-captioned information appears in Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

     The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

MANAGEMENT OF INTEREST RATE RISK AND MARKET RISK ANALYSIS

         The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank's Board of Directors reviews the Bank's interest rate risk position on a quarterly basis. The Bank's Asset/Liability Committee is comprised of the Bank's entire Board of Directors and members of senior management. The Committee is responsible for reviewing the Bank's activities and strategies, the effect of those strategies on the Bank's net interest margin, the market value of the portfolio and the effect that changes in the interest rates will have on the Bank's portfolio and the Bank's exposure limits.

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

         In the event of sharply rising interests rates, the Bank has, with retention in mind, competitively price deposits, particularly time deposits. As necessary, the Bank has offered competitive special products to increase retention. Historically, the Bank has retained significant levels of maturing time deposits based on the above practice, as well as effective customer service and long-standing relationships with customers. From January 1, 1998 to December 31, 1998, the Bank experienced an 80.1% retention rate of funds maturing from time deposits.

         GAP ANALYSIS. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 1998, the Bank's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was (16.97)%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

         The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1998, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. For loans on residential properties, adjustable-rate loans, and fixed-rate loans, actual repricing and maturity dates were used. Mortgage-backed securities were assumed to prepay at rates between 27.4% and 47.6% annually. Savings accounts were assumed to decay at 27.61%, 27.61%, 27.61%, 4.76%, 3.44%, 4.98%, and 3.98%,
money market savings accounts were assumed to decay at 19.91%, 19.91%, 19.91%, 24.58%, 9.58%, 5.54% and 0.58%, and NOW accounts were assumed to decay at 15.72%, 15.72%, 15.72%, 17.93%, 11.85%, 14.88% and 8.18% for the periods of three months or less, three to six months, six to 12 months, one to three years, three to five years, five to ten years and more than ten years, respectively. These assumptions are generally based on the OTS's deposit decay guidelines at December 31, 1998. Prepayment and deposit decay rates can have a significant impact on the Bank's estimated gap. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.


                                                                        AT DECEMBER 31, 1998
                                             ------------------------------------------------------------------------------------

                                                             MORE THAN 3       MORE THAN 6        MORE THAN 1       MORE THAN 3
                                              3 MONTHS OR    MONTHS TO 6       MONTHS TO 1         YEAR TO 3        YEARS TO 10
                                                  LESS          MONTHS             YEAR              YEARS             YEARS
                                             -------------- --------------   ----------------   --------------   --------------
                                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS (1):
  Short-term deposits.....................       $20,685       $     --            $     --         $     --        $      --
  Investment securities (2)...............         2,008              8               5,029           15,665            8,740
  Mortgage-backed and mortgage-related
   securities (2).........................         2,725          1,443               2,368            5,380            2,290
  Mortgage loans, net (3).................        16,186         12,935              20,729           44,586           40,257
  Other loans (3).........................        12,363            133                 235              671            1,493
  FHLB stock..............................         2,850             --                  --               --               --
                                                 --------      ---------           ---------        ---------       ----------
Total interest-earning assets.............        56,817         14,519              28,361           66,302           52,780
                                                 --------      ---------           ---------        ---------       ----------
INTEREST-BEARING LIABILITIES:
  Money market savings accounts...........         5,389          5,389               5,389            6,653            2,593
  Passbook savings accounts...............        16,309         16,309              16,309            2,812            2,032
  NOW accounts............................         4,585          4,585               4,585            5,229            3,456
  Certificates of deposit ................        31,026         25,679              35,549           34,801           14,452
  FHLB advances...........................            --             --                  --           22,000           15,000
                                                 --------      ---------           ---------        ---------       ----------
Total interest-bearing liabilities........        57,309         51,962              61,832           71,495           37,533
                                                 --------      ---------           ---------        ---------       ----------

Interest sensitivity gap (4)..............       $  (492)      $(37,443)           $(33,471)        $ (5,193)       $  15,247
                                                 --------      ---------           ---------        ---------       ----------
                                                 --------      ---------           ---------        ---------       ----------
Cumulative interest sensitivity gap.......       $  (492)      $(37,935)           $(71,406)        $(76,599)       $ (61,352)
                                                 --------      ---------           ---------        ---------       ----------
                                                 --------      ---------           ---------        ---------       ----------
Cumulative interest sensitivity gap as a
percentage of total assets................         (0.12)%        (9.01)%            (16.97)%         (18.20)%         (14.58)%
Cumulative interest sensitivity gap as a
percentage of total interest-earning assets        (0.12)%        (9.33)%            (17.56)%         (18.83)%         (15.09)%
Cumulative net interest-earning assets as
a percentage of cumulative interest-
bearing liabilities.......................         99.14%         65.28%              58.27%           68.43%           78.10%



                                                          AT DECEMBER 31, 1998
                                               --------------------------------------------

                                                MORE THAN 5
                                                YEARS TO 10     MORE THAN 10
                                                   YEARS          YEARS           TOTAL
                                               -------------   -------------   -----------
INTEREST-EARNING ASSETS (1):
  Short-term deposits.....................       $     --         $     --       $ 20,685
  Investment securities (2)...............         25,046               --         56,496
  Mortgage-backed and mortgage-related
   securities (2).........................          1,749            1,999         17,954
  Mortgage loans, net (3).................         24,860          133,510        293,063
  Other loans (3).........................            424              120         15,439
  FHLB stock..............................             --               --          2,850
                                                 ---------       ---------      ---------
Total interest-earning assets.............         52,079          135,629        406,487
                                                 ---------       ---------      ---------
INTEREST-BEARING LIABILITIES:
  Money market savings accounts...........          1,500              155         27,068
  Passbook savings accounts...............          2,942            2,147         58,860
  NOW accounts............................          4,340            2,386         29,166
  Certificates of deposit ................             --               --        141,507
  FHLB advances...........................         20,000               --         57,000
                                                 ---------       ---------      ---------
Total interest-bearing liabilities........         28,782            4,688        313,601
                                                 ---------       ---------      ---------

Interest sensitivity gap (4)..............       $ 23,297         $130,941       $ 92,886
                                                 ---------       ---------      ---------
                                                 ---------       ---------      ---------
Cumulative interest sensitivity gap.......       $(38,055)        $ 92,886
                                                 ---------       ---------
                                                 ---------       ---------
Cumulative interest sensitivity gap as a
percentage of total assets................          (9.04)%          22.07%
Cumulative interest sensitivity gap as a
percentage of total interest-earning assets         (9.36)%          22.84%
Cumulative net interest-earning assets as
a percentage of cumulative interest-bearing
liabilities.......................                  87.68%          129.62%


----------------------------------------------
(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.
(2) Investment and mortgage-backed securities available for sale are shown at amortized cost.
(3) For purposes of the gap analysis, the allowance for loan losses and non-performing loans have been excluded.
(4) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

         AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Bank for the years ended December 31, 1998, 1997 and 1996. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields.


                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------------------
                                                           1998                          1997                        1996
                                              ----------------------------   ---------------------------  --------------------------
                                                                   AVERAGE                       AVERAGE                     AVERAGE
                                               AVERAGE              YIELD/   AVERAGE              YIELD/  AVERAGE             YIELD/
                                               BALANCE   INTEREST   COST     BALANCE   INTEREST   COST    BALANCE  INTEREST    COST
                                              ---------  --------  -------   -------   --------  -------  -------  --------  -------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Short-term deposits ....................   $ 28,531   1,028      3.60% $ 11,512   $   320     2.78% $  7,987   $   144     1.80%
    Investment securities ..................     59,093   3,920      6.63    40,065     2,849     7.11    36,367     2,494     6.86
    Mortgage-backed and mortgage-related
     securities ............................     18,740   1,146      6.12    20,132     1,388     6.89    22,839     1,695     7.42
    Mortgage loans, net ....................    268,709  20,806      7.74   234,008    18,875     8.07   226,240    18,113     8.01
    Other loans ............................     13,881   1,256      9.05    10,779       905     8.40     8,753       839     9.59
    FHLB stock .............................      2,438     160      6.56     2,051       140     6.81     2,026       136     6.71
                                              ---------  ------           ---------    ------           --------    ------
         Total interest-earning assets......    391,392  28,316      7.24   318,547    24,477     7.68   304,212    23,421     7.70
  Noninterest-earning assets ...............     15,323  ------    ------     7,288    ------   ------     4,452    ------   ------
                                              ---------                   ---------                     --------
         Total assets.......................   $406,715                    $325,835                     $308,664
                                              ---------                   ---------                     --------
                                              ---------                   ---------                     --------
LIABILITIES AND RETAINED EARNINGS:
  Interest-bearing liabilities:
    Deposits:
    Money market accounts .................    $ 27,747 $   939      3.38% $ 27,645   $   942     3.41% $ 27,657   $   920     3.33%
    Passbook savings accounts .............      56,365   1,831      3.25    49,635     1,515     3.05    46,048     1,391     3.02
    NOW accounts ..........................      27,176     535      1.97    25,853       520     2.01    26,666       571     2.14
    Certificates of deposit ...............     145,435   8,520      5.86   149,802     8,831     5.90   144,044     8,469     5.88
                                              --------- -------            --------  --------            -------   -------
         Total deposits ...................     256,723  11,825      4.61   252,935    11,808     4.67   244,415    11,351     4.64
    FHLB advances .........................      42,750   2,273      5.32    24,953     1,441     5.78    19,683     1,162     5.90
                                              --------- -------            --------  --------            -------   -------
         Total interest-bearing liabilities     299,473  14,098      4.71   277,888    13,249     4.77   264,098    12,513     4.74
                                                        -------    ------            --------   ------             -------   ------
  Noninterest-bearing liabilities...........     29,459                      16,937                       15,764
                                              ---------                    --------                      -------
         Total liabilities..................    328,932                     294,825                      279,862
  Total retained earnings...................     77,783                      31,010                       28,802
                                              ---------                    --------                      -------
    Total liabilities and retained earnings.   $406,715                    $325,835                     $308,664
  Net interest income.......................  --------- $14,218            --------  $ 11,228           --------   $10,908
                                              --------- -------            --------  --------           --------   -------
                                                        -------                      --------                      -------
  Interest rate spread......................                         2.53%                       2.91%                        2.96%
                                                                   ------                      ------                       ------
                                                                   ------                      ------                       ------
  Net interest margin as a percent of
    interest-earning assets.................                         3.63%                       3.52%                        3.59%
                                                                   ------                      ------                       ------
                                                                   ------                      ------                       ------
  Ratio of interest-earning assets to
    interest-bearing liabilities............                       130.69%                     114.63%                      115.19%
                                                                   ------                      ------                       ------
                                                                   ------                      ------                       ------

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

                                                                YEAR ENDED                     YEAR ENDED
                                                            DECEMBER 31, 1998               DECEMBER 31, 1997
                                                               COMPARED TO                     COMPARED TO
                                                                YEAR ENDED                     YEAR ENDED
                                                            DECEMBER 31, 1997               DECEMBER 31, 1996
                                                       ----------------------------   -----------------------------
                                                            INCREASE                       INCREASE
                                                           (DECREASE)                     (DECREASE)
                                                             DUE TO                         DUE TO
                                                       ------------------             ------------------
                                                       VOLUME      RATE      NET       VOLUME     RATE       NET
                                                       -------   --------  --------   --------  --------   --------
                                                                              (IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Short-term deposits ..................               $   591    $ 117    $   708    $  79    $  97    $   176
    Investment securities ..............                 1,248     (177)     1,071      261       94        355
  Mortgage-backed and mortgage-related
    securities, net ....................                   (93)    (149)      (242)    (192)    (115)      (307)
  Mortgage loans, net ..................                 2,666     (735)     1,931      625      137        762
  Other loans ..........................                   277       74        351      178     (112)        66
  FHLB stock ...........................                    25       (5)        20        2        2          4
                                                       -------    -----    -------    -----    -----    -------
      Total interest-earning assets ....                 4,714     (875)     3,839      953      103      1,056
                                                       -------    -----    -------    -----    -----    -------
INTEREST-BEARING LIABILITIES:
  Money market accounts ................                     2       (5)        (3)      --       22         22
  Passbook savings accounts ............                   206      110        316      110       14        124
  NOW accounts .........................                    24       (9)        15      (17)     (34)       (51)
  Certificates of deposit ..............                  (252)     (59)      (311)     334       28        362
  FHLB advances ........................                   937     (105)       832      304      (25)       279
                                                       -------    -----    -------    -----    -----    -------
      Total interest-bearing liabilities                   917      (68)       849      731        5        736
                                                       -------    -----    -------    -----    -----    -------
Net change in net interest income ......               $ 3,797    $(807)   $ 2,990    $ 222    $  98    $   320
                                                       -------    -----    -------    -----    -----    -------
                                                       -------    -----    -------    -----    -----    -------



COMPARISON OF FINANCIAL CONDITION FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

         Total assets at December 31, 1998 were $420.9 million, which represented an increase of $89.0 million, or 26.8%, compared to $331.9 million at December 31, 1997. The change in total assets was primarily due to an increase in loans receivable, cash and cash equivalents and investment securities. Loans receivable, net, increased by $62.3 million, or 25.3%, to $309.0 million at December 31, 1998 as compared to $246.7 million at December 31, 1997. The increase in loans receivable was attributable to a $42.1 million increase in the Bank's one- to four-family mortgage loan portfolio; a $7.3 million increase in the multi-family mortgage loan portfolio; and a $9.2 million increase in the commercial real estate mortgage loan portfolio during the year ended December 31, 1998. Cash and cash equivalents increased by $13.2 million to $23.3 million at December 31, 1998 as compared to $10.1 million at December 31, 1997. Investment securities increased by $12.1 million, or 26.7%, to $57.6 million at December 31, 1998 as compared to $45.5 million at December 31, 1997. This increase was primarily due to an increase of $11.6 million in U.S. Treasuries and government securities to $47.1 million at December 31, 1998 compared to $35.5 million at December 31, 1997. The growth in total assets was funded by increases in borrowed money and the initial public offering. Borrowed money, representing FHLB advances, increased by $33.0 million to $57.0 million at December 31, 1998 as compared to $24.0 million at December 31, 1997. Stockholders' equity increased by $56.6 million to $88.8 million at December 31, 1998 as compared to $32.2 million at December 31, 1997. This increase is primarily due to the proceeds generated in the stock conversion, amounting to $72.8 million, net of $4.4 million of treasury stock purchased; a contribution of $9.0 million to enable the ESOP Trustee to purchase stock to fund the ESOP stock purchased; and $3.7 million used to purchase stock to fund the incentive plan.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

         GENERAL. The Company's net income decreased $2.4 million, to $264,000 for the year ended December 31, 1998, from $2.7 million of income for the year ended December 31, 1997. The decrease is directly attributable to the establishment and funding of the Elgin Financial Foundation. On April 3, 1998, the Company completed its conversion to the stock form of ownership. As part of the conversion, the Company established the Foundation with a one-time $5.5 million non-recurring pre-tax donation ($3.5 million after tax). This donation was funded with authorized but unissued common stock immediately following the conversion. This contribution amounted to 8.0% of the common stock sold. In addition, net interest income increased by $3.1 million, offset by a $1.5 million increase in noninterest expense, excluding the contribution to the foundation. Net income of the Company, excluding the one-time, non-recurring contribution to the Foundation, amounted to $3.8 million for the year ended December 31, 1998.

         INTEREST INCOME. Interest income increased $3.8 million, or 15.7%, to $28.3 million for the year ended December 31, 1998, compared with the same period in 1997. This increase resulted from an increase in average interest-earning assets offset by a decrease in average yield. The largest component was an increase of $1.9 million in mortgage loan interest income for the year ended December 31, 1998. This resulted from an increase in average balance of $34.7 million, offset by a decrease in average yield of 33 basis points. Another large component was an increase of $1.1 million in investment securities interest income for the year ended December 31, 1998. This resulted from an increase in average balance of $19.0 million, offset by a decrease in average yield of 48 basis points. Overall, the average yield on the Bank's interest-earning assets decreased by 44 basis points to 7.24% for the year ended December 31, 1998 from 7.68% for the year ended December 31, 1997. The decrease in average yield is due to a general decline in loan rates in the Bank's local market area. The average balance of interest-earning assets increased by $72.9 million, or 22.9%, to $391.4 million for the year ended December 31, 1998 from $318.5 million for the comparable period in 1997. This increase is directly related to the stock subscription proceeds received in March 1998.

         INTEREST EXPENSE. Interest expense increased by $849,000, or 6.4%, to $14.1 million for the year ended December 31, 1998, from $13.2 million for the year ended December 31, 1997. This increase resulted from the increase in the average balance of interest-bearing liabilities, offset by an overall decrease in the average rate paid on those interest-bearing liabilities. The average rate paid on total deposits decreased 6 basis points to 4.61% for the year ended December 31, 1998 from 4.67% for the year ended December 31, 1997. The related average balance of deposits increased $3.8 million, or 1.5%, to $256.7 million for the year ended December 31, 1998 from $252.9 million for the comparable period in 1997. The resulting increase in interest paid on deposits amounted to $17,000 for the year ended December 31, 1998. The larger increase came in the area of FHLB advances. Interest expense resulting from borrowed money increased by $832,000. The average rate paid on borrowed money decreased by 46 basis points to 5.32% for the year ended December 31, 1998 from 5.78% for the year ended December 31, 1997. This increase in average rate paid was offset by an increase of $17.8 million in the average balance of borrowed money to $42.8 million for the year ended December 31, 1998 from $25.0 million for the year ended December 31, 1997.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $3.0 million, or 26.6%, to $14.2 million for the year ended December 31, 1998 from $11.2 million for the comparable period in 1997. This increase was primarily attributable to a $72.9 million increase in average interest-earning assets, at an average yield of 7.24%, offset by an increase in the average balance of interest-bearing liabilities of $21.6 million, at an average cost of 4.71%. This combination resulted in a decline on interest rate spread of 38 basis points to 2.53% for the year ended December 31, 1998, as compared to 2.91% for the year ended December 31, 1997. The decrease in interest rate spread is due to a general decline in loan rates in the Bank's local market area. The net interest margin as a percent of interest-earning assets increased by 11 basis points to 3.63% for the year ended December 31, 1998 as compared to 3.52% for the comparable period in 1997. This increase is due to increases in both interest-earning assets and noninterest-bearing liabilities offset by the decrease in interest rate spread.

         PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses decreased by $61,000 to $293,000 for the year ended December 31, 1998 from $354,000 in 1997. At December 31, 1998 and 1997, non-performing loans totalled $1.0 million and $2.0 million, respectively, At December 31, 1998 and 1997 the balance of the allowance for loan losses totalled $1.4 and $1.1 million, respectively. At December 31, 1998, the ratio of the allowance for loan losses to non-performing loans was 136.5% compared to 57.7% at December 31, 1997. The decrease in nonperforming loans is primarily due to the transfer of a loan to foreclosed real estate in 1998 and the subsequent sale during the fourth quarter of 1998. At December 31, 1997, this property was classified as a substandard and non-performing loan. The Bank recognized a $12,000 loss on the sale of this property. The ratio of the allowance to total loans was 0.44% and 0.46% at December 31, 1998 and 1997, respectively. Charge-offs totalled $46,000 and $36,000 in 1998 and 1997, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the current loan portfolio, and other factors. This analysis is designed to reflect estimated credit losses for specifically identified loans, as well as estimated credit losses inherent in the remainder of the loan portfolio. The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank's portfolio. The reserve methodology also critically assesses those loans adversely classified in the portfolio by management as doubtful, substandard or special mention. These allowance components are set at a higher factor than the non-classified one- to four-family loans in the portfolio to reflect the greater level of risk to which management believes the Bank is exposed. Management believes that the provision for loan losses and the allowance for loan losses are currently reasonable and adequate to cover potential losses in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

         NONINTEREST INCOME. Noninterest income totalled $906,000 and $801,000 for the years ended December 31, 1998 and 1997, respectively. Service fees increased $92,000 to $693,000 for the year ended December 31, 1998 from $601,000 for the comparable period in 1997. Other income increased by $87,000 to $121,000 for the year ended December 31, 1998 from $34,000 for the year ended December 31, 1997. This increase was primarily the result of a

$54,000 increase in loan processing fees. The fee structure generating this increase was put into effect at the end of the third quarter of 1998. These increases were offset by a $66,000 decrease in insurance commissions to $92,000 for the year ended December 31, 1998 from $158,000 for the year ended December 31, 1997 and a loss on the sale of foreclosed real estate of $12,000 in 1998 compared to a gain of $8,000 in 1997. Gains on sale of investment securities totalled $12,000 for the year ended December 31, 1998; there were no gains in 1997.

         NONINTEREST EXPENSE. Noninterest expense increased by $7.0 million, to $14.6 million for the year ended December 31, 1998 from $7.6 million for the comparable period in 1997. On April 3, 1998, the Company completed its conversion to the stock form of ownership. As part of the conversion, the Company established the Foundation with a one-time $5.5 million non-recurring pre-tax donation. This donation was funded with authorized but unissued common stock immediately following the conversion. This contribution amounted to 8.0% of the common stock sold. Compensation and benefits increased by $666,000, or 17.0%, to $4.6 million for the year ended December 31, 1998 compared to $3.9 million for the year ended December 31, 1997. This increase was primarily due to a combination of annual salary increases, the addition of staff, the adoption of an Employee Stock Ownership Plan which was established in connection with the conversion, and the adoption of a stock-based employee benefit plan on October 27, 1998. It is likely that salary and benefit expense will increase in future quarters as a result of the adoption of this plan. All other operating expenses, including advertising, depreciation and repairs, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $743,000, or 20.2%, to $4.4 million for the year ended December 31, 1998 compared to $3.7 million for the comparable period in 1997. Of this increase, $83,000 is related to expense incurred on foreclosed real estate; $183,000 of legal expenses as a result of being a public company; $81,000 of data processing expense; $81,000 of depreciation; and a loss on the disposition of a branch location of $83,000. In December 1998, the branch location in Algonquin, Illinois was closed. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

         INCOME TAX EXPENSE. Income tax expense totalled $10,000 for the year ended December 31, 1998 compared to $1.4 million for the comparable period in 1997. The decrease in the provision for income taxes was the result of a decrease in pretax income of $3.8 million, to $274,000 for the year ended December 31, 1998 from $4.1 million for the same period in 1997. This decrease is primarily attributable to the one-time non-recurring $5.5 million donation made to establish the Foundation.

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

         The primary investing activities of the Bank are the origination of primarily residential one-to four-family loans and, to a lesser extent, multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed and mortgage-related securities. During the years ended December 31, 1998, 1997, and 1996, the Bank's loan originations totalled $142.6 million, $67.3 million and $73.5 million, respectively. Purchases of mortgage-backed securities totalled $6.3 million and $4.1 million for the years ended December 31, 1998 and 1997, respectively. These activities were funded primarily by deposit growth and principal repayments on loans and mortgage-backed securities. The Bank experienced a net increase (decrease) in total deposits of $(431,000), $16.9 million and $5.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors, the Bank and other factors.

         The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1998, cash and interest-bearing demand accounts totalled $23.3 million, or 5.5% of total assets. The Bank closely monitors its liquidity position on a daily basis. On a longer-term basis, the Bank maintains a strategy of investing in various lending products as described in greater detail under Item 1 to this Annual Report. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At December 31, 1998, the Bank had $57.0 million of outstanding FHLB borrowings.

         Outstanding commitments to originate first mortgage loans totalled $10.1 million at December 31, 1998. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998 totalled $92.3 million. From December 31, 1997 to December 31, 1998, the Bank experienced a 80.1% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

         At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $68.2 million, or 16.78% of adjusted assets, which is above the required level of $16.3 million, or 4.00%, and risk-based capital of $69.6 million, or 25.42% of adjusted assets, which is above the required level of $19.6 million, or 8.00%.

         The capital injection resulting from the Conversion in 1998 of $72.8 million significantly increased liquidity and capital resources. A portion of the net proceeds were invested in marketable securities. The initial level of liquidity has been reduced as net proceeds are utilized for general corporate purposes, including the funding of lending activities and expansion of facilities. The Bank's financial condition and the results of operations will be enhanced by the capital injection, resulting in increased net earning assets and net income. However, due to the large increase in equity resulting from the capital injection, return on equity will be adversely impacted immediately following the Conversion.

YEAR 2000 COMPLIANCE

         With the new Millennium approaching, organizations are examining their computer systems to ensure they are Year 2000 compliant. The issue, in simple terms, is that many existing computer programs and firmware use only two digits to identify the year in a date field. The designs of these products were engineered without considering the impact of the upcoming century change. As the century is implied in the date on January 1, 2000, computers and or systems that are not year 2000 compliant could assume the year is 1900 or generate other incorrect data. Systems that calculate, compare or sort using the incorrect date will cause erroneous results, ranging from system malfunctions to incorrect or incomplete transaction processing. If not remedied, potential risks include business interruption or shutdown, financial loss, reputation loss and legal liability. The Bank primarily utilizes a third party vendor which has completed their process of modification, upgrade and replacement of its computer software applications and systems to accommodate the "Year 2000" date changes.

         The Bank has undertaken a company-wide initiative to address the year 2000 issue. Using the guidelines set forth in the Federal Financial Institutions Examination Council (FFIEC) Interagency statements, Year 2000 Project Management Awareness, the Company has developed a comprehensive action plan to prepare, as necessary, computer systems and facilities. As part of the action plan the Board of Directors approved the formation of a Year 2000 Steering Committee. The Year 2000 Steering Committee consists of representatives of the data processing, lending, savings, operations, accounting and compliance areas. The members of this committee have primary responsibility for fulfillment of the Bank's Year 2000 commitment.

         The Bank has completed the assessment stage of the action plan. As part of this stage an inventory of all software and hardware used internally and at the third party service bureau was performed and documented, including operational hardware categorized as non-IT (information technologies) systems. After inventorying all systems the Bank performed a risk assessment to determine whether system components were compliant. There were five vendors that were identified as mission critical and letters of Year 2000 readiness were obtained from them. Of the five vendors, four are ready at this time and one is in the renovation and validation phase. The risk assessment process was used to generate an Inventory Risk Analysis Matrix (IRAM) of both hardware and software. The IRAM is being used as a guide for the renovation and validation stages of the action plan.

         The Renovation and Validation stages of the Action Plan are approximately 95 % complete and are expected to be completed during the second quarter of 1999. A duplicate of the current in house systems was built and is being utilized for testing with our service provider, BISYS. BISYS is a national financial service bureau identified by Elgin Financial Savings Bank as a mission critical service provider. BISYS has notified the Bank, in writing, that its remediation efforts are completed. Testing is approximately 90% complete and has been performed 3 days per week for a 10 week period. Although the Bank is currently analyzing the returned testing data, the data that has been analyzed, shows no Year 2000 issues on our renovated systems. Members of our Year 2000 Steering Committee are coordinating the testing and follow up validation of testing. In addition, the Banks's compliance officer is monitoring adherence to the comprehensive action plan. The FDIC also conducts Year 2000 examinations of the Bank.

         The Bank is focusing on developing appropriate policies or risk mitigation actions to address Year 2000 related failures prior to the millennium. The Bank is in the process of developing contingency plans and expects to have them completed in the second quarter of 1999. The contingency plan has the following elements to date: The Bank has a backup generator installed; Data Processing has implemented daily backups of file servers at all branches; Cash reserves will be increased in the third quarter to account for increased demand; and a trial balance of all accounts will be generated at year end to allow Bank operations to resume manually.

         Relative to Year 2000 related corporate risks, the Bank's most likely worst case scenario relates to a possible excess amount of customer withdrawals resulting from depositor concerns over Year 2000 failures. Accordingly, the Bank has developed a customer awareness program to inform customers of the Bank's efforts to be Year 2000 compliant, and in so doing assure that their funds are secure. Parts of this program include a mailing to all account holder households, customer seminars, and articles in the Bank's local newspaper.

         The Bank estimates that its external costs related to the Year 2000 will be approximately $80,000, and has incurred and recorded approximately $43,000 in expense through December 31, 1998. This level of cost is not considered material to the operations of the Company. Internal staff time spent on Year 2000 activities has been extensive, however, such time and expense has not been quantified.


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

IMPACT OF ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (I.E., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. This statement should not be applied retroactively to financial statements of prior periods. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact in the Company's results of operations.

         The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise: an amendment of FASB Statement No. 65," which is effective for the first fiscal quarter beginning after December 31, 1998. This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking entity with the required accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. The Company, as required, will adopt SFAS No. 134 in first quarter 1999, which is not expected to have a material impact on the Company's results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates similar to the assumptions utilized for the Gap Table. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of December 31, 1998.



  CHANGE IN                                                                             NPV AS % OF PORTFOLIO
INTEREST RATES                        NET PORTFOLIO VALUE                                  VALUE OF ASSETS
 IN BASIS POINTS       --------------------------------------------------          --------------------------------
 (RATE SHOCK)            AMOUNT             $ CHANGE            % CHANGE             NPV RATIO           % CHANGE
--------------         ---------          ----------          -----------          ----------          ------------
                         (DOLLARS IN THOUSANDS)
     400                $57,994             $(18,759)            (24.44)%             14.97%               (19.90)%
     300                 62,548              (14,205)            (18.51)              15.92                (14.82)
     200                 67,237               (9,516)            (12.40)              16.86                 (9.79)
     100                 71,998               (4,755)             (6.20)              17.79                 (4.82)
    Static               76,753                    0                  0               18.69                     0
    (100)                80,965                4,212               5.49               19.44                  4.01
    (200)                82,037                5,284               6.88               19.54                  4.55
    (300)                82,884                6,131               7.99               19.58                  4.76
    (400)                82,195                5,442               7.09               19.33                  3.42


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
EFC Bancorp, Inc.:


We have audited the accompanying consolidated balance sheets of EFC Bancorp, Inc. and subsidiaries (the Company) as of December 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFC Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                             /s/ KPMG LLP
                                                             ------------



     Chicago, Illinois
     February 26, 1999

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997




                           ASSETS                                         1998              1997
                                                                      -------------    -------------


Cash and cash equivalents:

    On hand and in banks                                              $   2,217,242        1,965,164
    Interest bearing deposits with financial institutions                21,062,664        8,133,390
Loans receivable, net                                                   308,990,195      246,695,479
Mortgage-backed securities available-for-sale, at fair value             17,880,124       20,163,460
Investment securities available-for-sale, at fair value                  57,636,600       45,483,665
Foreclosed real estate                                                      192,564           98,652
Stock in Federal Home Loan Bank of Chicago, at cost                       2,849,840        2,051,000
Accrued interest receivable                                               1,971,598        1,101,172
Office properties and equipment, net                                      6,529,734        5,389,546
Other assets                                                              1,545,345          781,159
                                                                      -------------    -------------

             Total assets                                             $ 420,875,906      331,862,687
                                                                      -------------    -------------
                                                                      -------------    -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                                          $ 269,581,995      270,013,430
    Borrowed money                                                       57,000,000       24,000,000
    Advance payments by borrowers for taxes and insurance                   643,051          423,996
    Income taxes payable                                                  1,263,619        1,595,540
    Accrued expenses and other liabilities                                3,631,972        3,599,980
                                                                      -------------    -------------

             Total liabilities                                          332,120,637      299,632,946
                                                                      -------------    -------------

Stockholders' equity:
    Preferred stock, par value $.01 per share, authorized 2,000,000
      shares; no shares issued                                                 --               --
    Common stock, par value $.01 per share, authorized 25,000,000
      shares; issued 7,491,434 shares at December 31, 1998                   74,914             --
    Additional paid-in capital                                           72,213,277             --
    Treasury stock, at cost, 374,500 shares at December 31, 1998         (4,355,125)            --
    Unearned employee stock ownership plan (ESOP), 559,360
      shares at December 31, 1998                                        (8,363,878)            --
    Unearned stock award plan, 289,668 shares at December 31, 1998       (3,222,561)            --
    Retained earnings, substantially restricted                          31,757,826       31,493,996
    Accumulated other comprehensive income                                  650,816          735,745
                                                                      -------------    -------------

             Total stockholders' equity                                  88,755,269       32,229,741

Commitments and contingencies
                                                                      -------------    -------------

             Total liabilities and stockholders' equity               $ 420,875,906      331,862,687
                                                                      -------------    -------------
                                                                      -------------    -------------


See accompanying notes to consolidated financial statements.

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1998, 1997, and 1996




                                                                        1998            1997          1996
                                                                    ------------    ------------   ------------


Interest income:
    Loans secured by real estate                                    $ 20,806,230      18,874,827     18,112,474
    Other loans                                                        1,256,049         905,294        839,402
    Mortgage-backed securities available-for-sale                      1,146,033       1,387,967      1,694,860
    Investment securities and mutual funds available-for-sale          5,107,268       3,308,522      2,774,593
                                                                    ------------    ------------   ------------

             Total interest income                                    28,315,580      24,476,610     23,421,329
                                                                    ------------    ------------   ------------

Interest expense:
    Deposits                                                          11,825,046      11,807,629     11,351,479
    Borrowed money                                                     2,272,968       1,441,347      1,161,874
                                                                    ------------    ------------   ------------

             Total interest expense                                   14,098,014      13,248,976     12,513,353
                                                                    ------------    ------------   ------------

             Net interest income before provision for loan losses     14,217,566      11,227,634     10,907,976

Provision for loan losses                                                293,000         353,649         54,000
                                                                    ------------    ------------   ------------

             Net interest income after provision for loan losses      13,924,566      10,873,985     10,853,976
                                                                    ------------    ------------   ------------

Noninterest income:
    Service fees                                                         692,962         600,567        541,053
    Real estate and insurance commissions                                 92,048         158,038         60,313
    Gain (loss) on sale of foreclosed real estate                        (12,199)          7,915        120,694
    Gain on sale of securities                                            11,814            --             --
    Other                                                                121,342          34,011         80,101
                                                                    ------------    ------------   ------------

             Total noninterest income                                    905,967         800,531        802,161
                                                                    ------------    ------------   ------------

Noninterest expense:
    Compensation and benefits                                          4,581,486       3,915,509      3,418,567
    Office building, net                                                 312,906         304,383        273,766
    Depreciation and repairs                                             703,950         623,158        501,424
    Data processing                                                      393,135         311,924        275,968
    Federal insurance premiums                                           176,833         162,534      1,969,973
    NOW account operating expenses                                       259,785         235,702        213,655
    Foundation contribution                                            5,548,651            --             --
    Other                                                              2,579,957       2,045,576      1,828,508
                                                                    ------------    ------------   ------------

             Total noninterest expense                                14,556,703       7,598,786      8,481,861
                                                                    ------------    ------------   ------------

             Income before income taxes                                  273,830       4,075,730      3,174,276

Income tax expense                                                        10,000       1,388,067      1,131,718
                                                                    ------------    ------------   ------------

             Net income                                             $    263,830       2,687,663      2,042,558
                                                                    ------------    ------------   ------------
                                                                    ------------    ------------   ------------

Earnings (loss) per share:
    Basic                                                           $      (0.08)            n/a            n/a
    Diluted                                                                (0.08)            n/a            n/a
                                                                    ------------    ------------   ------------


See accompanying notes to consolidated financial statements.

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 1998, 1997, and 1996




                                                                                                                      UNEARNED
                                                      NUMBER OF                                           UNEARNED      STOCK
                                                       COMMON                ADDITIONAL                     ESOP        AWARD
                                                       STOCK       COMMON     PAID-IN         TREASURY      PLAN        PLAN
                                                       SHARES      STOCK      CAPITAL          STOCK       SHARES       SHARES
                                                     ---------     ------    ----------       --------    --------     ---------

Balance at December 31, 1995                                       $   --         --              --           --           --

Comprehensive income:
    Net income                                                         --         --              --           --           --
    Change in net unrealized gain (loss) on
      securities available-for-sale                                    --         --              --           --           --
    Income tax effect                                                  --         --              --           --           --
Total comprehensive income
                                                               -----------    ----------     ----------    ----------   ----------

Balance at December 31, 1996                                           --         --              --                        --

Comprehensive income:
    Net income                                                         --         --              --           --           --
    Change in net unrealized gain (loss) on
      securities available-for-sale                                    --         --              --           --           --
    Income tax effect                                                  --         --              --           --           --
Total comprehensive income
                                                               -----------    ----------     ----------    ----------   ----------

Balance at December 31, 1997                                           --         --             --            --           --

Issuance of common stock                            7,491,434       74,914    72,694,412         --            --           --

Unearned employee stock ownership plan
    shares issued                                    (599,314)         --         --             --        (8,961,298)      --
Treasury stock purchased                             (374,500)         --         --         (4,355,125)       --           --
Unearned stock award plan shares purchased           (299,657)         --       (373,790)        --            --       (3,333,684)
ESOP shares committed to be released                   39,954          --       (107,345)        --           597,420       --
Stock award plan - shares allocated                     9,989          --         --             --            --          111,123

Comprehensive income:
    Net income                                                         --         --             --            --           --
    Change in net unrealized gain (loss) on
      securities available-for-sale, less
      reclassification adjustment for realized
      gains included in net income of $11,814                          --         --             --            --           --
    Income tax effect                                                  --         --             --               --        --
Total comprehensive income
                                                               -----------    ----------     ----------    ----------   ----------

Balance at December 31, 1998                                   $    74,914    72,213,277     (4,355,125)   (8,363,878)  (3,222,561)
                                                               -----------    ----------     ----------    ----------   ----------
                                                               -----------    ----------     ----------    ----------   ----------






                                                                   ACCUMULATED
                                                                     OTHER
                                                    RETAINED      COMPREHENSIVE
                                                    EARNINGS         INCOME            TOTAL
                                                   -----------    -------------     -----------

Balance at December 31, 1995                        26,763,775       1,098,324       27,862,099

Comprehensive income:
    Net income                                       2,042,558            --          2,042,558
    Change in net unrealized gain (loss) on
      securities available-for-sale                       --          (712,289)        (712,289)
    Income tax effect                                     --           320,396          320,396
                                                                                    -----------
Total comprehensive income                                                            1,650,665
                                                   -----------     -----------      -----------

Balance at December 31, 1996                        28,806,333         706,431       29,512,764

Comprehensive income:
    Net income                                       2,687,663            --          2,687,663
    Change in net unrealized gain (loss) on
      securities available-for-sale                       --            44,550           44,550
    Income tax effect                                     --           (15,236)         (15,236)
                                                                                    -----------
Total comprehensive income                                                            2,716,977
                                                   -----------     -----------      -----------

Balance at December 31, 1997                        31,493,996         735,745       32,229,741

Issuance of common stock                                  --              --         72,769,326

Unearned employee stock ownership plan
    shares issued                                         --              --         (8,961,298)
Treasury stock purchased                                  --              --         (4,355,125)
Unearned stock award plan shares purchased                --              --         (3,707,474)
ESOP shares committed to be released                      --              --            490,075
Stock award plan - shares allocated                       --              --            111,123

Comprehensive income:
    Net income                                         263,830            --            263,830
    Change in net unrealized gain (loss) on
      securities available-for-sale, less
      reclassification adjustment for realized
      gains included in net income of $11,814             --           (51,242)         (51,242)
    Income tax effect                                     --           (33,687)         (33,687)
                                                                                    -----------
Total comprehensive income                                                              178,901
                                                   -----------     -----------      -----------

Balance at December 31, 1998                        31,757,826         650,816       88,755,269
                                                   -----------     -----------      -----------
                                                   -----------     -----------      -----------



See accompanying notes to consolidated financial statements.

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997, and 1996




                                                                                     1998           1997              1996
                                                                                 ------------    ------------    ------------

Cash flows from operating activities:
    Net income                                                                   $    263,830       2,687,663       2,042,558
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Amortization of premiums and discounts, net                                 149,880          (5,424)       (158,823)
          Provision for loan losses                                                   293,000         353,649          54,000
          Deferred income tax expense (benefit)                                    (2,231,079)         82,927         (28,827)
          Stock award plan shares allocated                                           111,123            --              --
          ESOP shares committed to be released                                        597,420            --              --
          Change in fair value of ESOP shares                                        (107,345)           --              --
          Depreciation and amortization of office properties and equipment            506,884         428,623         277,040
          Loss (gain) on sale of foreclosed real estate                                12,199          (7,915)       (120,694)
          Gain on sale of investment securities                                       (11,814)           --              --
          Loss on disposition of branch                                                82,752            --              --
          Decrease (increase) in accrued interest receivable and
            other assets, net                                                         596,467        (794,087)       (222,360)
          Increase (decrease) in income taxes payable, accrued
            expenses and other liabilities, net                                      (114,561)      1,238,288      (2,407,034)
                                                                                 ------------    ------------    ------------

               Net cash provided by (used in) operating activities                    148,756       3,983,724        (564,140)
                                                                                 ------------    ------------    ------------

Cash flows from investing activities:
    Net increase in loans receivable                                              (54,137,235)     (9,131,659)    (15,584,712)
    Purchases of loans receivable                                                  (9,712,698)       (239,000)     (1,168,489)
    Purchases of mortgage-backed securities available-for-sale                     (6,282,062)     (4,114,358)     (2,550,065)
    Principal payments on mortgage-backed securities available-for-sale             8,231,538       5,966,402       5,041,964
    Maturities of investment securities available-for-sale                         31,696,914      13,143,950      17,149,808
    Proceeds from sale of investment securities available-for-sale                  2,011,814            --              --
    Purchases of investment securities available-for-sale                         (45,717,111)    (21,074,337)    (24,595,960)
    Purchases of office properties and equipment                                   (1,729,824)     (1,475,700)     (1,550,970)
    Purchases of stock in the Federal Home Loan Bank of Chicago                      (798,840)           --          (147,600)
    Proceeds from sale of foreclosed real estate                                    1,156,106         187,037         597,781
                                                                                 ------------    ------------    ------------

               Net cash used in investing activities                              (75,281,398)    (16,737,665)    (22,808,243)
                                                                                 ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from the issuance of common stock                                     72,769,326            --              --
    Purchase of common stock by ESOP                                               (8,961,298)           --              --
    Purchase of treasury stock                                                     (4,355,125)           --              --
    Purchase of stock award plan stock                                             (3,707,474)           --              --
    Net increase (decrease) in deposits                                              (431,435)     16,899,485       4,972,385
    Proceeds from borrowed money                                                   39,000,000      49,000,000      38,500,000
    Repayments on borrowed money                                                   (6,000,000)    (54,000,000)    (24,500,000)
                                                                                 ------------    ------------    ------------

               Net cash provided by financing activities                           88,313,994      11,899,485      18,972,385
                                                                                 ------------    ------------    ------------

               Net increase (decrease) in cash and cash equivalents                13,181,352        (854,456)     (4,399,998)

Cash and cash equivalents at beginning of year                                     10,098,554      10,953,010      15,353,008
                                                                                 ------------    ------------    ------------

Cash and cash equivalents at end of year                                         $ 23,279,906      10,098,554      10,953,010
                                                                                 ------------    ------------    ------------
                                                                                 ------------    ------------    ------------

Supplemental disclosures of cash flow information: Cash paid during the year for:
       Interest                                                                  $ 14,120,663      13,252,714      12,527,236
       Income taxes                                                                 1,879,769       1,241,857       1,447,113
    Noncash investing activities - transfer of loans to foreclosed real estate      1,262,217         218,888          66,801


See accompanying notes to consolidated financial statements.

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following describes the more significant policies which the EFC Bancorp., Inc. (the Company) follows in preparing and presenting its consolidated financial statements.

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of EFC Bancorp, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ from these estimates.

          FINANCIAL REPORTING OF SEGMENTS

          In June 1997, the Financing Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements. Operating segments are components of an enterprise for which separate financial information is available, and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. SFAS 131 establishes standards for related disclosures about products, services, geographic areas, and major customers. The Company operates as a single segment.

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

          The allowance for loan losses is provided by charges to operations. The balance of the allowance is based on management's review of the inherent credit risk in the loan portfolio and current economic conditions. Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.


                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


          Allowance for losses on specific loans and real estate owned is charged to operations when any permanent decline reduces the market value to less than the loan principal balance or carrying value less estimated costs to sell foreclosed real estate.

          Management, considering current information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest.

          A loan is generally classified as non-accrual when collectibility is in doubt and the loan is contractually past due three months or more. When a loan is placed on non-accrual status, previously accrued, but unpaid interest is reversed against interest income. Income on such loans is subsequently recorded to the extent that cash is received and where future collection of principal is probable. Loans past due three months or more are considered impaired. The amount of impairment for individual loans is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, at the present value of expected future cash flows discounted at the loan's effective interest rate. Certain groups of small balance homogenous loans represented by installment and consumer credit and residential real estate loans are excluded from the impairment provisions. As of and for the years ended December 31, 1998 and 1997, the Company did not have any impaired loans, as defined.

          INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

          The Company classifies its investment and mortgage-backed securities in one of three categories: trading, available-for-sale, or held to maturity. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and measured at amortized cost. Securities purchased for the purpose of being sold in the near term are classified as trading securities and measured at fair value with any change in fair value included in earnings. All other securities that are not classified as held to maturity or trading are classified as available-for-sale. Securities classified as available-for-sale are measured at fair value with any changes in fair value reflected as a separate component of retained earnings, net of related tax effects. Gains and losses on the sale of such securities are determined using the specific identification method. The Company has classified all investment securities as available-for-sale at December 31, 1998 and 1997.

          Discounts and premiums on mortgage-backed securities purchased are accreted and amortized to maturity, using a method which approximates the effective interest method. For investment securities, the straight-line method based upon the contractual life of the security is principally used, which approximates the effective interest method.

          OFFICE PROPERTIES AND EQUIPMENT

          Office properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed for financial reporting purposes principally on the straight-line basis over the estimated useful lives (5 to 20 years) of the respective assets.


                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996




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

          Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

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

          EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

          Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released annually to participants in the ESOP. The difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP will be charged or credited to additional paid-in capital. Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated balance sheet at cost as a reduction of stockholders' equity.

          EARNINGS PER SHARE

          Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

          CASH AND CASH EQUIVALENTS

          For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash on hand and in banks and interest bearing deposits with financial institutions.


                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996




          COMPREHENSIVE INCOME

          In 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated changes in stockholders' equity. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

          BASIS OF PRESENTATION

          Certain amounts for prior years have been reclassified to conform to the current year presentation.

(2)  REORGANIZATION TO A STOCK CORPORATION

     On August 12, 1997, the Board of Directors adopted a Plan of Conversion, as amended pursuant to which the Bank converted (the Plan) from a state chartered savings bank to a state chartered stock savings bank (the Conversion). The Plan was approved by the regulatory authorities and the members at a special meeting. EFC Bancorp, Inc was formed by the Bank in October 1997 and acquired 100% of the Bank's outstanding common stock in connection with the Conversion.

     During 1997, the Bank changed its name to Elgin Financial Savings
     Bank.

     On April 3, 1998, the Savings Bank completed the Conversion and the Company completed the issuance and sale of 6,936,513 shares of its own common stock (the Transaction), at a price of $10.00 per share, through an initial public offering (IPO). The Company also contributed 554,921 shares of its common stock, from authorized, but unissued shares, to a charitable foundation (the Foundation) immediately following the Conversion. The Company received net proceeds from the Transaction of $72,769,326, after the reduction from gross proceeds of $2,145,000 for IPO related expenses, which were initially deferred. On the date of the Transaction, $12,490,054 of deposits and $56,875,076 million of nondepository stock subscriptions funds were transferred to stockholder's equity and $37,258,531 of nondepository stock subscription funds were subsequently returned to subscribers; also subsequent to the Transaction, the ESOP purchased, through a $8,961,298 loan from the Company, 599,314 shares of common stock on the open market.

     The Savings Bank established a liquidation account, as of the date of Conversion, in the amount of $31,024,068, equal to its retained earnings as of the date of the latest consolidated balance sheet appearing in the final prospectus. The Liquidation Account is established to provide a limited priority


                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



     claim on the assets of the Savings Bank to qualifying pre-conversion depositors (Eligible and Supplemental Eligible Account Holders) who continue to maintain deposits in the Savings Bank after the Conversion. In the unlikely event of a complete liquidation of the Savings Bank, and only in such an event, each Eligible Account Holder would then receive from the Liquidation Account a liquidation distribution based on his proportionate share of the then total remaining qualifying deposits.

     The Foundation, created in connection with the Conversion, submitted a request to the Internal Revenue Service to be recognized as a tax-exempt organization and would likely be classified as a private foundation. The contribution of common stock to the Foundation by the Company will be tax deductible, subject to an annual limitation based on 10% of the Company's annual taxable income. The Company, however, would be able to carryforward any unused portion of the deduction for five years following the contribution. The Company recognized a $5,549,000 expense for the full amount of the contribution, offset in part by the $2,053,000 corresponding tax benefit, during the first quarter of 1998.

     Subsequent to the Conversion, the Savings Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements or would reduce the Savings Bank's capital level below the amount then required for the aforementioned Liquidation Account. Also, capital distribution regulations limit the Savings Bank's ability to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on their capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Savings Bank or its holding company for one year after conversion except where compelling and valid business reasons are established and approved by the FDIC.

     In addition to the 25,000,000 authorized shares of common stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $.01 per share. The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of December 31, 1998, there were no shares of preferred stock issued.


                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996




(3)  EARNINGS PER SHARE


     The Company adopted SFAS No. 128, EARNINGS PER SHARE, during 1998. Earnings per share information for prior periods cannot be computed because the Company did not issue common stock until April 3, 1998. Net loss for purposes of per share calculations for the year ended December 31, 1998 consists of a net loss from April 3, 1998 through December 31, 1998. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the period indicated:



                                                                                                       APRIL 3, 1998
                                                                                                      (DATE OF INITIAL
                                                                                                         OFFERING)
                                                                                                          THROUGH
                                                                                                        DECEMBER 31,
                                                                                                            1998
                                                                                                     -------------------
        Basic:
            Net loss                                                                               $       (557,081)

            Weighted average common shares outstanding                                                     6,914,871
                                                                                                     -------------------
                                                                                                     -------------------

            Basic loss per share                                                                   $          (0.08)
                                                                                                     -------------------
                                                                                                     -------------------

        Diluted:
            Net loss                                                                               $       (557,081)

            Weighted average common shares          outstanding                                           6,914,871
            Effect of dilutive stock options outstanding                                                     17,832
                                                                                                     -------------------

            Diluted weighted average common shares outstanding                                            6,932,703
                                                                                                     -------------------
                                                                                                     -------------------

        Diluted loss per share                                                                     $          (0.08)
                                                                                                     -------------------
                                                                                                     -------------------



                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



(4)       LOANS RECEIVABLE, NET

        Loans receivable, net are summarized as follows:


                                                                                                DECEMBER 31,
                                                                                      ----------------------------------
                                                                                           1998              1997
                                                                                      ----------------  ----------------

        Mortgage loans:
            One-to-four family residential                                          $    233,690,665       191,622,068
            Multifamily                                                                   27,183,802        19,845,375
            Commercial                                                                    20,407,103        11,256,967
            Construction and land                                                         13,715,543        13,792,681
                                                                                      ----------------  ----------------

                 Total mortgage loans                                                    294,997,113       236,517,091
                                                                                      ----------------  ----------------

        Other loans:
            Home equity loans                                                              9,013,971         7,520,156
            Commercial                                                                     5,605,666         3,166,218
            Auto loans                                                                       509,691           585,101
            Loans on savings accounts                                                        476,873           455,626
            Other                                                                             85,519            87,825
                                                                                      ----------------  ----------------

                 Total other loans                                                        15,691,720        11,814,926
                                                                                      ----------------  ----------------

                 Total loans receivable                                                  310,688,833       248,332,017
                                                                                      ----------------  ----------------
                                                                                      ----------------  ----------------

        Less:
            Deferred loan fees                                                               325,801           510,857
            Allowance for loan losses                                                      1,372,837         1,125,681
                                                                                      ----------------  ----------------

                 Loans receivable, net                                              $    308,990,195       246,695,479
                                                                                      ----------------  ----------------
                                                                                      ----------------  ----------------


        Activity in the allowance for loan losses is summarized as follows:



                                                                                      YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                                  1998           1997          1996
                                                                              -------------  -------------- ------------

        Balance at beginning of year                                        $   1,125,681        807,861       753,681
        Provision for loan losses                                                 293,000        353,649        54,000
        Charge-offs                                                               (45,844)       (35,829)           --
                                                                              -------------  -------------- ------------

        Balance at end of year                                              $   1,372,837      1,125,681       807,681
                                                                              -------------  -------------- ------------
                                                                              -------------  -------------- ------------



                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996








        Loans receivable in arrears three months or more and on non accrual status or in the process of foreclosure are as follows:


                                                                             NUMBER                        PERCENT OF
                                                                               OF                         GROSS LOANS
                                                                             LOANS          AMOUNT         RECEIVABLE
                                                                          -------------  --------------  ---------------

        December 31, 1998                                                       9          $1,005,979         .32%
        December 31, 1997                                                      13           2,048,857         .83
        December 31, 1996                                                       6             428,460         .18
                                                                          -------------  --------------  ---------------

          The Savings Bank makes loans to their officers, and directors and to associates of such persons. These loans were made in the ordinary course of business on the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and do not involve more than a normal risk. As of December 31, 1998 and 1997, the outstanding balance on such loans was approximately $2,292,000, and $1,474,000, respectively. Loan origination and repayments for the year ended December 31, 1998 were $1,697,000 and $879,000, respectively.

(5)  MORTGAGE-BACKED SECURITIES AND INVESTMENT SECURITIES
     AVAILABLE-FOR-SALE

     The amortized cost and estimated fair value of mortgage-backed securities and investment securities available-for-sale are summarized as follows:



                                                                              DECEMBER 31, 1998
                                                       -----------------------------------------------------------------
                                                                            GROSS           GROSS          ESTIMATED
                                                         AMORTIZED       UNREALIZED      UNREALIZED          FAIR
                                                            COST            GAINS          LOSSES            VALUE
                                                       ---------------  --------------  --------------  ----------------

        Mortgage-backed securities:
            Federal Home Loan Mortgage
               Corporation                           $      3,787,518         30,103         (18,349)       3,799,272
            Federal National Mortgage
            Association                                     5,743,977         15,729          (6,240)       5,753,466
            Government National
               Mortgage   Association                       8,421,934         24,961        (119,509)       8,327,386
                                                       ---------------  --------------  --------------  ----------------

                                                           17,953,429         70,793        (144,098)      17,880,124

        Investment securities - United
            States Government obligations                  56,496,384      1,175,344         (35,128)      57,636,600
                                                       ---------------  --------------  --------------  ----------------

                                                     $     74,449,813      1,246,137        (179,226)      75,516,724
                                                       ---------------  --------------  --------------  ----------------
                                                       ---------------  --------------  --------------  ----------------



                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996




                                                                              DECEMBER 31, 1997
                                                       -----------------------------------------------------------------
                                                                            GROSS           GROSS          ESTIMATED
                                                         AMORTIZED       UNREALIZED      UNREALIZED          FAIR
                                                            COST            GAINS          LOSSES            VALUE
                                                       ---------------  --------------  --------------  ----------------

        Mortgage-backed securities:
            Federal Home Loan Mortgage               $
               Corporation                                  6,300,051         46,503         (58,158)       6,288,396
            Federal National Mortgage
               Association                                  5,141,912         63,166          (3,302)       5,201,776
            Government National
               Mortgage   Association                       8,610,353         72,157          (9,222)       8,673,288
                                                       ---------------  --------------  --------------  ----------------

                                                           20,052,316        181,826         (70,682)      20,163,460

        Investment securities - United
            States Government obligations                  44,476,656      1,007,895            (886)      45,483,665
                                                       ---------------  --------------  --------------  ----------------

                                                     $     64,528,972      1,189,721         (71,568)      65,647,125
                                                       ---------------  --------------  --------------  ----------------
                                                       ---------------  --------------  --------------  ----------------


          There were no sales of mortgage-backed securities available-for-sale for the years ended December 31, 1998, 1997, and 1996. During the year ended December 31, 1998 sales of investment securities available-for-sale totaled $2,011,814 resulting in a gain of $11,814. There were no sales of investment securities available-for-sale for the years ended December 31, 1997 and 1996.

          The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.



                                                                                          AMORTIZED        ESTIMATED
                                                                                             COST          FAIR VALUE
                                                                                        ---------------  ---------------

        Due in one year or less                                                       $     4,998,344        5,028,127
        Due after one year through five years                                              26,485,189       27,432,960
        Due after five years through ten years                                             23,122,500       23,225,513
        Due after ten years                                                                 1,890,351        1,950,000
                                                                                        ---------------  ---------------

                                                                                      $    56,496,384       57,636,600
                                                                                        ---------------  ---------------
                                                                                        ---------------  ---------------



                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(6)  ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows:



                                                                                                 DECEMBER 31,
                                                                                        --------------------------------
                                                                                             1998             1997
                                                                                        ---------------  ---------------

        Loans receivable                                                              $       917,246          279,506
        Mortgage-backed securities                                                            108,319          165,916
        Investment securities                                                                 946,033          655,750
                                                                                        ---------------  ---------------

                                                                                      $     1,971,598        1,101,172
                                                                                        ---------------  ---------------
                                                                                        ---------------  ---------------

(7)  OFFICE PROPERTIES AND EQUIPMENT


     A summary of office properties and equipment at cost is summarized as follows:


                                                                                                 DECEMBER 31,
                                                                                        --------------------------------
                                                                                             1998             1997
                                                                                        ---------------  ---------------

        Land                                                                          $     1,443,385          720,910
        Land improvements                                                                     206,882          189,253
        Office buildings                                                                    4,736,986        4,319,546
        Leasehold improvements                                                                185,043          348,964
        Furniture, fixtures, and equipment                                                  2,592,137        3,514,820
                                                                                        ---------------  ---------------

                                                                                            9,164,433        9,093,493

        Less accumulated depreciation and amortization                                     (2,634,699)      (3,703,947)
                                                                                        ---------------  ---------------

                                                                                      $     6,529,734        5,389,546
                                                                                        ---------------  ---------------
                                                                                        ---------------  ---------------


     Depreciation and amortization expense totaled $506,884, $428,623, and $277,040, for the years ended December 31, 1998, 1997, and 1996, respectively.

                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(8)  DEPOSITS

     Deposit balances are summarized as follows:



                                                                     STATED OR                                STATED OR
                                            DECEMBER 31, 1998        WEIGHTED         DECEMBER 31, 1997       WEIGHTED
                                           ---------------------      AVERAGE    ---------------------------   AVERAGE
                                           AMOUNT        PERCENT       RATE         AMOUNT        PERCENT        RATE
                                        --------------  -----------  ----------  --------------  -----------  ----------
        Balance by interest rate:
            Commercial
            checking                 $    8,581,372         3.2%         --%   $    6,750,412         2.5%          --%
            accounts
            NOW accounts -
            noninterest-  bearing         4,400,000         1.6           --        2,821,262         1.0           --
            NOW accounts -
            interest bearing             29,165,730        10.8          1.65      26,617,145         9.9         1.82
            Passbook                     58,859,678        21.8          3.16      51,746,392        19.2         3.17
            Money market                 27,068,279        10.1          3.35      29,972,186        11.1         3.16
            accounts

            Certificate
            accounts:
               Fixed rates               85,393,092        31.7          5.49      94,618,050        35.0         5.78
               Individual
            retirement
                 accounts -
                 18-48 month             47,749,018        17.7          5.89      47,692,819        17.7         6.26
                 fixed
                 and variable
                 rate
            Jumbo certificates
            (with a minimum
            denomination of
            $100,000)                     8,364,826         3.1          5.23       9,795,164         3.6         5.83
                                        --------------  -----------  ----------  --------------  -----------  ----------

                                     $   269,581,995      100.0%         4.15% $  270,013,430       100.0%        4.48%
                                        --------------  -----------  ----------  --------------  -----------  ----------
                                        --------------  -----------  ----------  --------------  -----------  ----------

        Contractual maturity of
            certificate accounts
            ($100,000 or
            greater):
               Under 3 months             5,957,546        27.2                     2,964,938        13.2
               Over 3 months
                 through 6 months         4,207,758        19.2                     3,733,602        16.6
               Over 6 months
                 through 12               4,771,538        21.8                     6,956,281        30.8
            months
               Over 12 months             6,948,658        31.8                     8,885,863        39.4
                                        --------------  -----------              --------------  -----------

                                     $   21,885,500       100.0%               $   22,540,684       100.0%
                                        --------------  -----------              --------------  -----------
                                        --------------  -----------              --------------  -----------


                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996










          Interest expense on deposits is summarized as follows:



                                                                             1998            1997             1996
                                                                         --------------  --------------  ---------------

        Passbook accounts                                              $     1,830,765      1,525,301        1,391,200
        NOW accounts                                                           535,261        519,845          571,006
        Money market accounts                                                  938,579        942,074          919,705
        Certificate accounts                                                 8,520,441      8,820,409        8,469,568
                                                                         --------------  --------------  ---------------

                                                                       $    11,825,046     11,807,629       11,351,479
                                                                         --------------  --------------  ---------------
                                                                         --------------  --------------  ---------------


(9)  BORROWED MONEY

     Borrowed money is summarized as follows:


                                                         DECEMBER 31, 1998                   DECEMBER 31, 1997
                                                 ----------------------------------- -----------------------------------
                                                   WEIGHTED           OUTSTANDING       WEIGHTED          OUTSTANDING
                                   MATURITY      INTEREST RATE          BALANCE       INTEREST RATE         BALANCE
                                 --------------  --------------     ---------------- ---------------     ---------------
                                                                     (IN THOUSANDS)
        Advances from the
            Federal Home
            Loan Bank of
            Chicago:

                                    6/19/98              --   %   $          --            6.16    %   $       2,000
                                    2/21/00            5.48              10,000            5.48               10,000
                                    6/26/00            6.32               2,000            6.32                2,000
                                    7/16/01            5.71               5,000              --                   --
                                    9/03/01            5.41               5,000              --                   --
                                    6/18/02            5.71              10,000             5.71              10,000
                                    9/03/03            4.85               5,000              --                   --
                                    1/14/08            4.65               6,000              --                   --
                                    1/14/08            4.90               4,000              --                   --
                                    7/14/08            5.18               5,000              --                   --
                                   10/06/08            4.30               5,000              --                   --
                                 --------------  --------------     ---------------- ---------------     ---------------

                                                       5.25   %   $      57,000            5.70    %    $     24,000
                                                 --------------     ---------------- ---------------     ---------------
                                                 --------------     ---------------- ---------------     ---------------


          The $5,000,000 advance due July 14, 2008 has an adjustable interest rate. All other advances have fixed interest rates. Certain advances are callable by the FHLB on a quarterly basis as follows: $31,000,000 in advances are callable beginning in 1999, and $9,000,000 in advances are callable beginning in 2001.


                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



     The Savings Bank adopted a collateral pledge agreement whereby it has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, performing first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank of Chicago. The carrying value of the collateral was approximately $225,738,000 at December 31, 1998. All stock in the Federal Home Loan Bank of Chicago is also pledged as additional collateral for these advances.

(10) INCOME TAXES

     Income tax expense for the years ended December 31, 1998, 1997 and 1996 is as follows:



                                                                                   YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------------------
                                                                             1998             1997            1996
                                                                        ---------------  ---------------  --------------
        Current:
            Federal                                                  $      2,019,847       1,184,685        1,039,689
            State                                                             221,232         120,455          120,856
                                                                        ---------------  ---------------  --------------

                                                                            2,241,079       1,305,140        1,160,545
                                                                        ---------------  ---------------  --------------

        Deferred:
            Federal                                                        (1,817,562)         67,557          (23,484)
            State                                                            (413,517)         15,370           (5,343)
                                                                        ---------------  ---------------  --------------

                                                                           (2,231,079)         82,927          (28,827)
                                                                        ---------------  ---------------  --------------

                 Total income tax expense                            $         10,000       1,388,067        1,131,718
                                                                        ---------------  ---------------  --------------
                                                                        ---------------  ---------------  --------------


     The actual Federal income tax expense for 1998, 1997, and 1996 differs from the "expected" income tax expense for those periods (computed by applying the statutory U.S. federal corporate tax rate of 34% to earnings before income taxes) as follows:



                                                                              1998           1997             1996
                                                                          -------------  --------------  ---------------

        Tax expense based on the statutory U.S. federal
            corporate tax rate                                         $        93,102      1,385,748       1,079,254
        State income taxes, net of federal benefit                            (132,706)        63,488          76,239
        Other, net                                                              49,604        (61,169)        (23,775)
                                                                          -------------  --------------  ---------------

                                                                       $        10,000      1,388,067       1,131,718
                                                                          -------------  --------------  ---------------
                                                                          -------------  --------------  ---------------


                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996






          The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:


                                                                                             1998             1997
                                                                                        ---------------  ---------------
        Deferred tax assets:
            Allowance for loan losses                                                 $       532,226          411,569
            Stock award plan                                                                   81,175               --
            Capital loss carryforward                                                          39,489           39,489
            Charitable contribution carryforward                                            2,035,801               --
            Future federal benefit for state tax expense                                           --           89,917
            Other                                                                               2,787               --
                                                                                        ---------------  ---------------

                 Gross deferred tax assets                                                  2,691,478          540,975

            Valuation allowance                                                               (39,489)         (39,489)
                                                                                        ---------------  ---------------

                 Net deferred tax assets                                                    2,651,989          501,486
                                                                                        ---------------  ---------------

        Deferred tax liabilities:
            FHLB stock dividends                                                             (134,780)        (134,780)
            Unrealized gain on securities available-for-sale                                 (416,095)        (382,408)
            Loan fees                                                                        (273,184)        (320,518)
            Depreciation                                                                     (187,863)        (126,963)
            Tax bad debt reserve in excess of base year amount                               (738,034)        (885,640)
            Other                                                                                  --          (78,047)
            Future federal liability for state tax benefit                                    (77,975)              --
                                                                                        ---------------  ---------------

                 Gross deferred tax liabilities                                            (1,827,931)      (1,928,356)
                                                                                        ---------------  ---------------

                 Net deferred tax asset (liability)                                   $       824,058       (1,426,870)
                                                                                        ---------------  ---------------
                                                                                        ---------------  ---------------


          The valuation allowance for deferred tax assets at December 31, 1998 and 1997 was $39,489, and represents the tax effect of a capital loss carryforward of $95,895. Capital losses can only be utilized to offset capital gains and are limited to a five-year carryforward. Based on the Company's historical lack of capital gains, a valuation allowance has been established for the entire amount of the deferred capital loss carryforward, which will expire in 1999.

          Retained earnings at December 31, 1998 includes approximately $2,328,000 of tax bad debt reserves for which no provision for Federal or state income tax has been made. If, in the future this amount, or a portion thereof, is used for certain purposes, then a Federal and state tax liability, at the then current corporate income tax rates, will be imposed on the amounts so used.



                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996







(11) EMPLOYEE BENEFIT PLANS

          401(K) PLAN AND TRUST

          The Savings Bank adopted the Elgin Federal Financial Center 401(k) Employee Benefit Plan and Trust (Plan), effective November 1, 1986, for the exclusive benefit of eligible employees and their beneficiaries. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least six months of service for the Savings Bank and are age 20 or older. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 2% to 10% of their earnings, subject to Internal Revenue Service limitations. Matching contributions can be made at the Savings Bank's discretion each Plan year. The contributions made by the Savings Bank during 1998, 1997, and 1996 were approximately $-0-, $166,000, and $138,000, respectively.

          EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

          In conjunction with the Savings Bank's conversion, the Company formed an ESOP. The ESOP covers substantially all employees that are age 21 or over and with at least 1,000 hours of service. The ESOP borrowed $8,961,298 from the Company and purchased 599,314 common shares issued in the conversion. The loan has a 15 year term, with an interest rate of 8.50%. The Savings Bank intends to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period of 15 years. During the year ended December 31, 1998 39,954 shares were allocated. ESOP expense recognized for the year ended December 31, 1998 was $490,075.

          STOCK AWARD PLAN (SAP)

          On October 27, 1998, the Company adopted a SAP which may grant up to 4%, or 299,657 shares of the common stock issued in the Company's initial public offering to eligible directors, officers and certain key employees of the Company. All shares available under the SAP were granted on October 27, 1998. Shares vest as follows: 20% per year for five (5) years of continuous service. Deferred compensation relating to the shares granted under the SAP totaled $3,333,684, the fair value of the shares on the date of grant, and is being recognized as compensation expense as the participants vest in those shares. For the year ended December 31, 1998 the Company recorded compensation expense of $111,123.

          During 1998, 299,657 shares of the Company's common stock were purchased by the SAP in the open market at a weighted average price of $12.37 per share. The aggregate purchase price of all unvested shares acquired by the SAP is reflected as a reduction of stockholders' equity as deferred compensation.

          PENSION PLAN

          The Savings Bank had a defined benefit pension plan covering all salaried employees meeting certain eligibility requirements. The plan is noncontributory and the Savings Bank is funding all of the required annual contributions. On September 9, 1997 the Board of Directors of the Savings Bank terminated its noncontributory pension plan effective November 4, 1997. Plan

                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


          Benefits ceased to accrue on September 30, 1997. Upon termination, all benefits became 100% vested, and all persons entitled to benefits were eligible to request an immediate lump-sum settlement of the benefit entitlement. The Savings Bank recorded a pension curtailment expense of approximately $104,000 in 1997 in conjunction with the termination of the pension plan. The pension plan was liquidated in January 1998.

          The Savings Bank's pension plan financial data as of December 31, 1997 was as follows:

                                  FUNDED STATUS

              Actuarial present value of benefit obligations - accumulated benefit
                  obligation, including vested benefits of $2,138,684                                  $    2,138,684
                                                                                                         ---------------

              Projected benefit obligation                                                                  (2,138,684)
              Plan assets at fair value                                                                      2,018,840
                                                                                                         ---------------

                       Plan assets less than projected benefit obligation                                    (119,844)

              Unrecognized net gain from past experience  different from
                  that assumed and effects of     changes in assumptions                                            --
              Remaining unrecognized net asset                                                                (25,321)
              Unrecognized prior service cost                                                                  25,321
                                                                                                         ---------------

                       Accrued pension cost                                                            $     (119,844)
                                                                                                         ---------------
                                                                                                         ---------------

              Net periodic pension expense is summarized as follows for 1997 and 1996. There was no pension expense in 1998.



                                                                                                  YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                         -------------------------------
                                                                                              1997            1996
                                                                                         ---------------  --------------

              Service cost                                                             $       83,353          124,177
              Interest cost on projected benefit obligation                                   123,831          118,333
              Actual loss (return) on plan assets                                            (352,829)        (176,362)
              Net amortization and deferral                                                   230,419           74,774
              Loss due to curtailment                                                         104,227               --
                                                                                         ---------------  --------------

                       Net periodic pension expense                                    $      189,001          141,922
                                                                                         ---------------  --------------
                                                                                         ---------------  --------------

              Assumptions used in expense calculations were:
                  Discount rates                                                       $      7.25%               7.75
                  Rates of increase in compensation levels                                    6.00                6.00
                  Expected long-term rate of return on assets                                 8.00                8.00



                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(12) STOCK OPTION PLAN

     On October 27, 1998, the Company adopted a stock option plan (the
     Plan) pursuant to which the Company's Board of Directors may grant stock options to directors, officers, and employees of the Company and the Savings Bank. The number of common shares authorized under the Plan is 749,143, equal to 10% of the total number of shares issued in the initial stock offering. Stock options granted under the plan will vest at a rate of 20% per year beginning on the first anniversary date of the grant. The exercise price is equal to the fair value of the common stock at the date of grant. The option term cannot exceed ten years from the commencement date of the Plan of October 27, 1998.

     As of December 31, 1998, the Company adopted the disclosure provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The per share weighted-average fair value of stock options granted during 1998 was $4.85 on the date of grant using the Black Scholes option pricing model with following weighted-average assumptions: an expected dividend yield of 0%, expected volatility of 22.98%, risk-free interest rate of 4.63%, and an expected life of 10 years. There were 749,000 stock options granted during the year ended December 31, 1998.

     Under Statement 123, the Company is required to disclose pro forma net income and earnings per share for 1998 as if compensation expense relative to the fair value of options granted had been included in earnings. Had the Company determined compensation cost based on the fair value at the grant date of its stock options under Statement 123, the Company's net income would have been reduced to the pro forma amounts indicated below:



                                                                    YEAR ENDED
                                                                DECEMBER 31, 1998
                                                                -------------------
        Net income (loss):
            As reported                                       $          263,830
            Pro forma                                                   (167,729)



                                                                PERIOD FROM APRIL
                                                                 3, 1998 THROUGH
                                                                DECEMBER 31, 1998
                                                                -------------------
        Earnings (loss) per share:
            Basic:
               As reported                                    $             (.08)
               Pro forma                                                    (.14)
            Diluted:
               As reported                                                  (.08)
               Pro forma                                                    (.14)



                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



          A summary of the status of the Company's stock option transactions under the Plan for the year ended December 31, 1998 is presented below:




                                                                                                           WEIGHTED-
                                                                                                           AVERAGE
                                                                                                           EXERCISE
                                       OPTIONS                                              SHARES         PRICE
                                                                                        ---------------  ---------------

        Outstanding at beginning of year                                                          --     $      --
        Granted                                                                              749,000           11.125
        Exercised                                                                                 --           --
                                                                                        ---------------  ---------------

                 Outstanding at end of year                                                  749,000           11.125
                                                                                        ---------------  ---------------

        Exercisable at year end                                                                   --           --
                                                                                        ---------------  ---------------

        Weighted-average grant date fair value of options granted during the
            period                                                                           749,000    $       4.85
                                                                                        ---------------  ---------------
                                                                                        ---------------  ---------------



(13) SPECIAL ASSESSMENT

     Legislation to recapitalize the Savings Association Insurance Fund (the SAIF) was signed into law on September 30, 1996. The Savings Bank was required to record a special assessment associated with the capitalization of the SAIF totaling $1,543,323 in September 1996. This one-time charge was paid in the fourth quarter of 1996.

(14) REGULATORY CAPITAL REQUIREMENTS

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

     Quantitative measures established by regulation to ensure adequacy require the Savings Bank to maintain minimum amounts and ratios as set forth below. Management believes, as of December 31, 1998 and 1997, that the Savings Bank meets all capital adequacy requirement to which it is subject.

     As of December 31, 1998 and 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.


                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


          The Savings Bank's actual capital amounts and ratios are as follows:



                                                                                               TO BE WELL CAPITALIZED
                                                                   FOR CAPITAL ADEQUACY       UNDER PROMPT CORRECTIVE
                                              ACTUAL                     PURPOSES                      ACTION
                                    ---------------------------  --------------------------  ---------------------------
                                       AMOUNT          RATIO        AMOUNT         RATIO         AMOUNT         RATIO
                                    --------------   ----------  --------------  ----------  ---------------  ----------
        December 31, 1998:
            Total capital (to
            risk weighted
            assets)               $  69,602,000         28.4%  $   19,591,000       8.0%   $   24,489,000       10.0%

            Tier I capital
            (to  risk
            weighted                 68,229,000         27.9        9,796,000       4.0        14,694,000        6.0
            assets)

            Tier I capital
            (to  average
            assets)                  68,229,000         16.8       16,269,000       4.0        20,336,000        5.0

        December 31, 1997:
            Total capital (to
            risk weighted
            assets)                  32,620,000         17.6       14,856,000       8.0        18,570,000       10.0

            Tier I capital
            (to  risk
            weighted                 31,494,000         17.0        7,428,000       4.0        11,142,000        6.0
            assets)

            Tier I capital
            (to  average
            assets)                  31,494,000          9.7       13,033,000       4.0        16,292,000        5.0


(15) CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS WITH
     OFF-BALANCE SHEET RISK

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

     The Savings Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments primarily include commitments to extend credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. The Savings Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based


                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


     on management's credit evaluation of the customer. The Savings Bank's exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those financial instruments. At December 31, 1998 and 1997, the Savings Bank had the following commitments:


                                                                                             1998             1997
                                                                                        ---------------  ---------------

        First mortgage loans                                                          $    10,072,500        7,470,000
        Construction loans                                                                    970,500        2,446,000
        Unused lines of credit                                                             10,590,000        5,465,450
        Letters of credit                                                                   1,012,000        1,328,000



     There are various matters of litigation pending against the Company that have arisen during the normal course of business. Based upon discussions with legal counsel, management believes that the aggregated liability, if any, resulting from these matters will not be material to the financial results of the Company.

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement No. 107), requires the disclosure of estimated fair values of all asset, liability, and off-balance sheet financial instruments. The estimated fair value amounts under Statement No. 107 have been determined as of a specific point in time utilizing various available market information, assumptions, and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Company. Rather, the disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these fair values.


                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


        The estimated fair values of the Company's financial instruments are set forth in the following table.



                                                                                    DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                         1998                          1997
                                                              ---------------------------  -----------------------------
                                                                CARRYING        FAIR          CARRYING         FAIR
                                                                 AMOUNT         VALUE          AMOUNT          VALUE
                                                              -------------  ------------  ---------------  ------------
                                                                                   (IN THOUSANDS)
        Financial assets:
            Cash and cash equivalents                      $       23,280        23,280          10,099         10,099
            Investment securities                                  57,637        57,637          45,484         45,484
            Mortgage-backed securities                             17,880        17,880          20,163         20,163
            Loans receivable                                      310,689       318,275         248,332        255,942
            Accrued interest receivable                             1,972         1,972           1,101          1,101
            Stock in FHLB of Chicago                                2,850         2,850           2,051          2,051
                                                              ----------------------------------------------------------

        Financial liabilities:
            Nonmaturing deposits                           $      128,075       128,075         117,907        117,907
            Deposits with stated maturities                       141,507       142,781         152,106        152,604
            Borrowed money                                         57,000        56,942          24,000         23,975
            Accrued interest payable                                   87            87             110            110
                                                              ----------------------------------------------------------

        The following methods and assumptions are used by the Company in estimating the fair value amounts for its financial instruments.

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

                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


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

(17) CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

     Presented below is the condensed balance sheet as of December 31, 1998 and statements of income and cash flows for the period from April 3, 1998 (date of commencement of operations) to December 31, 1998 for EFC Bancorp, Inc. These statements should be read in conjunction with the consolidated financial statements and the notes thereto.


                                        BALANCE SHEET                                              DECEMBER 31, 1998
                                                                                                ------------------------
        Assets:
            Cash and cash equivalents                                                         $             9,673,904
            Mortgage-backed securities available-for-sale                                                   3,480,516
            Investment securities available-for-sale                                                        4,045,626
            Equity investment in the Savings Bank                                                          69,394,860
            Accrued interest receivable                                                                       638,854
            Other assets                                                                                    1,923,420
                                                                                                ------------------------

                 Total assets                                                                 $            89,157,180
                                                                                                ------------------------
                                                                                                ------------------------

        Liabilities - other liabilities                                                       $               401,911

        Total stockholders' equity                                                                         88,755,269
                                                                                                ------------------------

                 Total liabilities and stockholders' equity                                   $            89,157,180
                                                                                                ------------------------
                                                                                                ------------------------


                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996




                                                                                                      PERIOD FROM
                                                                                                   APRIL  3, 1998 TO
                                         STATEMENT OF INCOME                                       DECEMBER 31, 1998
                                                                                                ------------------------

        Equity in undistributed earnings of the Savings Bank                                  $         3,038,991
        Interest income                                                                                 1,532,020
        Noninterest expense                                                                              (493,883)
        Foundation contribution                                                                        (5,548,650)
                                                                                                ------------------------

                  Loss before income taxes                                                             (1,471,522)

        Income tax benefit                                                                              1,735,352
                                                                                                ------------------------

                  Net income                                                                  $           263,830
                                                                                                ------------------------
                                                                                                ------------------------

                                       STATEMENT OF CASH FLOWS

        Operating activities:
            Net income                                                                        $           263,830
            Equity in undistributed earnings of the Savings Bank                                       (3,038,991)
            Deferred income tax benefit                                                                (1,915,117)
            Amortization of premiums                                                                       38,116
            Stock award plan shares allocated                                                             111,123
            Appreciation in fair value of ESOP                                                           (107,345)
            Increase in other assets                                                                       (8,303)
            Increase in accrued interest            receivable                                           (638,854)
            Increase in other liabilities                                                                 404,200
                                                                                                ------------------------

                 Net cash used in operating activities                                                 (4,891,341)
                                                                                                ------------------------

        Investing activities:
           Purchase of capital stock of the Savings Bank                                              (33,610,058)
           Purchase of mortgage-backed securities available-for-sale                                   (4,549,273)
           Principal repayments on mortgage-backed securities available-for-sale                        1,002,581
           Purchases of investment securities available-for-sale                                      (10,023,434)
           Maturities of investment securities available-for-sale                                       6,000,000
                                                                                                ------------------------

                 Net cash used in investing activities                                                (41,180,184)
                                                                                                ------------------------
        Financing activities:
            Purchase of stock award plan stock                                                         (3,707,474)
            Proceeds from the issuance of common stock                                                 72,769,326
            Purchase of treasury stock                                                                 (4,355,125)
            Purchase of common stock by ESOP                                                           (8,961,298)
                                                                                                ------------------------

                 Net cash provided by financing activities                                             55,745,429
                                                                                                ------------------------

                 Net increase in cash and cash equivalents                                              9,673,904
        Cash and cash equivalents at beginning of period                                                        --
                                                                                                ------------------------

        Cash and cash equivalents at end of period                                            $         9,673,904
                                                                                                ------------------------
                                                                                                ------------------------



                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(18) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of consolidated operating results on a quarterly basis is as follows:



                                                                              THREE MONTHS ENDED
                                                       -----------------------------------------------------------------
                                                        MARCH 31,     JUNE 30,      SEPTEMBER 30,       DECEMBER 31,
                                                           1998         1998             1998               1998
                                                       ------------- ------------ --------------------------------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

        Interest income                              $     6,658         7,021           7,266               7,371
                                                     -----------         -----           -----               -----
        Interest expense                                   3,469         3,434           3,543               3,652
                                                     -----------         -----           -----               -----

                 Net interest income before
                   provision for loan losses               3,189         3,587           3,723               3,719

        Provision for loan losses                             56            54              84                  99
                                                     -----------         -----           -----               -----

                 Net interest income after
                   provision for loan losses               3,133         3,533           3,639               3,620

        Noninterest income                                   169           201             256                 280
        Noninterest expense                                2,091         7,690           2,355               2,421
                                                     -----------         -----           -----               -----

                 Income (loss) before income
                   tax expense                             1,211        (3,956)          1,540               1,479

        Income tax expense (benefit)                         411        (1,498)            470                 627
                                                     -----------         -----           -----               -----

                 Net income (loss)                   $       800        (2,458)          1,070                 852
                                                     -----------         -----           -----               -----
                                                     -----------         -----           -----               -----

        Earnings (loss) per share(1):
            Basic                                            n/a          (.36)            .15                .13
            Diluted                                          n/a          (.36)            .15                .13
                                                     -----------         -----           -----               -----
                                                     -----------         -----           -----               -----



                                                                     (Continued)

                                EFC BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996




                                                                              THREE MONTHS ENDED
                                                       -----------------------------------------------------------------
                                                        MARCH 31,     JUNE 30,      SEPTEMBER 30,       DECEMBER 31,
                                                           1997         1997             1997               1997
                                                       ------------- ------------ --------------------------------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

        Interest income                              $     6,022         6,089           6,220               6,146
        Interest expense                                   3,213         3,270           3,366               3,400
                                                     -----------         -----           -----               -----

                 Net interest income before
                   provision for loan losses               2,809         2,819           2,854               2,746

        Provision for loan losses                              9             9             177                 159
                                                     -----------         -----           -----               -----

                 Net interest income after
                   provision for loan losses               2,800         2,810           2,667               2,587

        Noninterest income                                   178           204             220                 199
        Noninterest expense                                1,800         1,863           1,864               2,072
                                                     -----------         -----           -----               -----

                 Income before                             1,178         1,151           1,033                 714
            tax expense

        Income tax expense                                   403           390             351                 244
                                                     -----------         -----           -----               -----

                 Net income                          $       775           761             682                 470
                                                     -----------         -----           -----               -----
                                                     -----------         -----           -----               -----

        Earnings per share(1):
            Basic                                            n/a           n/a             n/a                 n/a
            Diluted                                          n/a           n/a             n/a                 n/a
                                                     -----------         -----           -----               -----
                                                     -----------         -----           -----               -----



(1) Earnings (loss) per share calculations for the three month ended June 30, 1998 have been determined by dividing net loss from April 3, 1998 (date of initial offering) through June 30, 1998 by the weighted average number of shares of common stock outstanding. Earnings per share information for the prior year periods ended December 31, 1997 cannot be computed as the Company did not issue common stock until April 3, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999, at pages 6 and 7.

ITEM 11. EXECUTIVE COMPENSATION.

     The information relating to directors' compensation and executives' compensation in incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999, at pages 8 through 18 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999, at pages 4, 6 and 7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999, at pages 18 and 19.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.   FINANCIAL STATEMENTS

         Consolidated Financial Statements of the Company are listed in the index and appear in this report under "Item 8. Financial Statements and Supplementary Data."

(a) 2.   FINANCIAL STATEMENT SCHEDULES

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)      REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1998

         None.


(c)     EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

        Exhibit
        Number
        ------

         3.1      Certificate of Incorporation of EFC Bancorp, Inc. (1)

         3.2      By-Laws of EFC Bancorp, Inc. (1)

         4.0      Stock Certificate of EFC Bancorp, Inc. (1)

         10.1     Form of Elgin Financial Savings Bank Employee Stock Ownership
                  Plan and Trust (1)

         10.2     EFC Bancorp, Inc. 1998 Stock Based Incentive Plan (2)

         10.3     Form of Employment Agreement between Elgin Financial Savings
                  Bank and certain executive officers (1)

         10.4 Form of Employment Agreement between EFC Bancorp, Inc. and certain executive officers (1)

         10.5     Form of Change in Control Agreement between Elgin Financial
                  Savings Bank and certain executive officers (1)

         10.6     Form of Change in Control Agreement between EFC Bancorp, Inc.
                  and certain executive officers (1)

         10.7     Form of Elgin Financial Savings Bank Employee Severance
                  Compensation Plan (1)

         10.8     Form of Elgin Financial Savings Bank Supplemental Executive
                  Retirement Plan (1)

         10.9     Form of Elgin Financial Savings Bank Management Supplemental
                  Executive Retirement Plan (1)

         11.0 Statement Re: Computation of Per Share Earnings (filed herewith)

         13.0 Selected Consolidated Financial and Other Data (filed herewith)

         21.0 Subsidiary information incorporated herein by reference to "Part 1 - Subsidiaries"

         23.0     Consent of the Company's Independent Auditors (filed herewith)

         27.0     Financial Data Schedule (filed herewith)

         99.1     Proxy Statement, dated March 26, 1999, for the 1999 Annual Meeting of Stockholders

-----------------------------
(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-38637.
(2) Incorporated by reference into this document from the Proxy Statement for the Special Meeting of Stockholders filed on September 21, 1998.

                             SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EFC Bancorp, Inc.
                              --------------------------------------------------
                                              (Registrant)

March 26, 1999                          /s/ Barrett J. O'Connor
                              --------------------------------------------------
                                     Barrett J. O'Connor, President &
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME                           TITLE                                         DATE
----                           -----                                         ----


/s/ Barrett J. O'Connor         President, Chief Executive Officer       March 26, 1999
---------------------------     and Director
Barrett J. O'Connor             (principal executive officer)

/s/ James J. Kovac              Senior Vice President, Chief             March 26, 1999
---------------------------     Financial Officer and Director
James J. Kovac                  (principal accounting and financial
                                officer)

/s/ John J. Britain             Director and Chairman of the Board       March 26, 1999
---------------------------
John J. Britain


/s/ Leo M. Flanagan, Jr.        Director                                 March 26, 1999
---------------------------
Leo M. Flanagan, Jr.


/s/ Vincent C. Norton           Director                                 March 26, 1999
---------------------------
Vincent C. Norton


/s/ Thomas I. Anderson          Director                                 March 26, 1999
---------------------------
Thomas I. Anderson


/s/ Ralph W. Helm, Jr.          Director                                 March 26, 1999
---------------------------
Ralph W. Helm, Jr.


/s/ Peter A. Traeger            Director                                 March 26, 1999
---------------------------
Peter A. Traeger


/s/ James A. Alpeter            Director                                 March 26, 1999
---------------------------
James A. Alpeter