Form 10-Q
period 1999-03-31
EFC BANCORP INC
filed 1999-05-14
CIK 1047947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,116,934 shares of common stock, par value $0.01 per share, were outstanding as of March, 1999.

                                  EFC Bancorp, Inc.

                                      Form 10-Q

                         For the Quarter Ended March 31, 1999

                                        INDEX

                                                                                         Page
                                                                                         ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

               Consolidated Balance Sheets at
               March 31, 1999 and December 31, 1998....................................    1

               Consolidated Statements of Operations - For the Three
               Months Ended March 31, 1999 and 1998....................................    2

               Consolidated Statements of Cash Flows - For the
               Three Months Ended March 31, 1999 and 1998..............................    3

               Notes to Consolidated Financial Statements..............................    4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................................    7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.................   14

PART II:    OTHER INFORMATION..........................................................   14

Item 1.     Legal Proceedings..........................................................   14
Item 2.     Changes in Securities and Use of Proceeds..................................   14
Item 3.     Defaults Upon Senior Securities............................................   14
Item 4.     Submission of Matters to a Vote of Security Holders........................   14
Item 5.     Other Information..........................................................   15
Item 6.     Exhibits and Reports on Form 8-K...........................................   15

SIGNATURES.............................................................................   16

                             PART I. FINANCIAL INFORMATION
                                    EFC BANCORP, INC.
                                      MARCH 31, 1999

Item 1. FINANCIAL STATEMENTS.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

March 31, 1999 and December 31, 1998

-----------------------------------------------------------------------------------------------------------------------------

                                                                                        March 31,           December 31,
                                                                                   ------------------------------------------
                                    Assets                                                1999                  1998
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
   On hand and in banks                                                           $         2,360,334              2,217,242
   Interest bearing deposits with financial institutions                                   20,509,178             21,062,664
Loans receivable, net                                                                     321,711,518            308,990,195
Mortgage-backed securities available-for-sale, at fair value                               15,201,506             17,880,124
Investment securities available-for-sale, at fair value                                    58,358,644             57,636,600
Foreclosed real estate                                                                        195,165                192,564
Stock in Federal Home Loan Bank of Chicago, at cost                                         3,275,000              2,849,840
Accrued interest receivable                                                                 1,839,472              1,971,598
Office properties and equipment, net                                                        6,630,241              6,529,734
Other assets                                                                                1,612,200              1,545,345
-----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                      $       431,693,258            420,875,906
-----------------------------------------------------------------------------------------------------------------------------

                     Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits                                                                       $       269,871,519            269,581,995
   Borrowed money                                                                          65,500,000             57,000,000
   Advance payments by borrowers for taxes and insurance                                    1,015,596                643,051
   Income taxes payable                                                                     1,569,152              1,263,619
   Accrued expenses and other liabilities                                                   4,818,520              3,631,972
-----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                         342,774,787            332,120,637
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
   Preferred stock, par value $.01 per share, authorized 2,000,000 shares;
      no shares issued                                                                     -                      -
   Common stock, par value $.01 per share, authorized 25,000,000 shares;
      issued  7,491,434 shares                                                                 74,914                 74,914
   Additional paid-in capital                                                              72,167,210             72,213,277
   Treasury stock, at cost, 374,500 shares                                                 (4,355,125)            (4,355,125)
   Unearned employee stock ownership plan (ESOP), 549,371 and 559,360
      shares at March 31, 1999 and December 31, 1998, respectively                         (8,214,521)            (8,363,878)
   Unearned stock award plan, 274,685 and 289,668 shares at
      March 31, 1999 and December 31, 1998, respectively                                   (3,055,877)            (3,222,561)
   Retained Earnings, substantially restricted                                             32,080,419             31,757,826
   Accumulated other comprehensive income                                                     221,451                650,816
-----------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                 88,918,471             88,755,269
-----------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                              -                      -
-----------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                        $       431,693,258            420,875,906
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three months ended March 31, 1999 and 1998

                                                                                              1999                       1998
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans secured by real estate                                                         $      5,675,378                  4,837,622
   Other loans                                                                                   310,639                    258,960
   Mortgage-backed securities available-for-sale                                                 276,348                    332,452
   Investment securities available-for-sale                                                    1,137,686                  1,228,925
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                          7,400,051                  6,657,959
------------------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                                                    2,715,657                  3,018,699
   Borrowed money                                                                                811,523                    449,916
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                         3,527,180                  3,468,615
------------------------------------------------------------------------------------------------------------------------------------

Net interest income before provision for loan losses                                           3,872,871                  3,189,344
Provision for loan losses                                                                         45,000                     56,000
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                            3,827,871                  3,133,344
------------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Service fees                                                                                  218,879                    148,896
   Real estate and insurance commissions                                                           8,478                     13,127
   Other                                                                                          75,859                      6,924
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                         303,216                    168,947
------------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and benefits                                                                   1,368,983                    998,809
   Office building, net                                                                           92,190                     80,360
   Depreciation and repairs                                                                      207,274                    167,442
   Data processing                                                                               102,845                     96,459
   Federal insurance premium                                                                      40,278                     40,235
   NOW account operating expenses                                                                 62,589                     66,616
   Other                                                                                         653,981                    641,470
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                                      2,528,140                  2,091,391
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                                     1,602,947                  1,210,900

Income tax expense                                                                               568,661                    410,963
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $      1,034,286                    799,937
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share (basic and diluted)                                                  $           0.16                      n/a
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the three months ended March 31, 1999 and 1998

-------------------------------------------------------------------------------------------------------------------------------
                                                                                            1999                   1998
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                       $          1,034,286               799,937
   Adjustment to reconcile net income to net cash provided by
     (used in) operating activities:
       Amortization of premiums and discounts, net                                                24,171                12,462
       Provision for loan losses                                                                  45,000                56,000
       Stock award plan shares allocated                                                         166,684                     -
       ESOP shares committed to be released                                                      149,357                     -
       Change in fair value of ESOP shares                                                       (46,067)                    -
       Depreciation of office properties and equipment                                           136,158               111,191
       Decrease (increase) in accrued interest receivable and other assets, net                   65,271              (495,318)
       Increase in income taxes payable, accrued expenses
         and other liabilities, net                                                            1,427,445             2,218,344
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                      3,002,305             2,702,616
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Net increase in loans receivable                                                           (8,140,048)          (11,658,224)
   Purchases of loans receivable                                                              (4,626,275)           (1,902,400)
   Principal payments on mortgage-backed securities available-for-sale                         2,714,205             1,513,403
   Maturities of investment securities available-for-sale                                      9,009,530             8,423,034
   Purchases of investment securities available-for-sale                                     (10,495,209)          (14,867,695)
   Purchases of  office properties and equipment                                                (236,665)             (257,135)
   Purchases of  stock in the Federal Home Loan Bank of Chicago                                 (425,160)                    -
   Net increase in foreclosed real estate                                                         (2,601)                    -
-------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                        (12,202,223)          (18,749,017)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Conversion proceeds held                                                                            -            94,133,607
   Net increase in deposits                                                                      289,524             9,400,994
   Proceeds from borrowed money                                                                8,500,000            14,000,000
   Repayments on borrowed money                                                                        -            (4,000,000)
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                      8,789,524           113,534,601
-------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                            (410,394)           97,488,200
Cash and cash equivalents at beginning of period                                              23,279,906            10,098,554
-------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                          $         22,869,512           107,586,754
-------------------------------------------------------------------------------------------------------------------------------

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

     In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. Results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosure normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the Company's 1998 Annual Report on Form 10-K. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank.

Note 2: COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, established standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company's comprehensive income for the three month periods ended March 31 are as follows:

                                                           1999          1998
                                                           ----          ----
Net income                                             $ 1,034,286      799,937

Other comprehensive loss, net of tax - unrealized
   holding losses on securities arising during the
   period                                                 (429,365)    (176,405)
                                                       -----------    ---------

Comprehensive income                                   $   604,921      623,532
                                                       -----------    ---------
                                                       -----------    ---------

There were no sales of investment securities as of and for the three months ended March 31, 1999 and 1998.

Note 3: REORGANIZATION TO A STOCK CORPORATION

     On August 12, 1997, the Board of Directors adopted a Plan of Conversion, as amended pursuant to which the Bank converted (the Plan) from a state chartered savings bank to a state chartered stock savings bank (the Conversion). The Plan was approved by the regulatory authorities and the members at a special meeting. EFC Bancorp, Inc. was formed by the Bank in October 1977 and acquired 100% of the Bank's outstanding common stock in connection with the Conversion.

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

     The Savings Bank established a liquidation account, as of the date of Conversion, in the amount of $31,024,068, equal to its retained earnings as of the date of the latest consolidated balance sheet appearing in the final prospectus. The Liquidation Account is established to provide a limited priority claim on the assets of the Bank to qualifying pre-conversion depositors (Eligible ans Supplemental Eligible Account Holders) who continue to maintain deposits in the Bank after conversion. In the unlikely event of a complete liquidation of the Savings Bank, and only in such an event, each Eligible Account Holder would then receive from the Liquidation Account a liquidation distribution based on his proportionate share of the then total remaining qualifying deposits.

     The Foundation, created in connection with the Conversion, submitted a request to the Internal Revenue Service to be recognized as a tax-exempt organization and would likely be classified as a private foundation. The contributed of common stock to the Foundation by the Company will be tax deductible, subject to an annual limitation based on 10% of the Company's annual taxable income. The Company, however, would be able to carryforward any unused portion of the deduction for five years following the contribution. The Company recognized a $5,549,000 expense for the full amount of the contribution, offset in part by the $2,053,000 corresponding tax benefit, during the second quarter of 1998.

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

     In addition to the 25,000,000 authorized shares of common stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $.01 per share. The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each series and any qualifications, limitations or restrictions thereof. As of March 31, 1999, there were no shares of preferred stock issued.

                        PART I: FINANCIAL INFORMATION
                              EFC BANCORP, INC
                               MARCH 31, 1999


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 1999, and should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward -looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

     The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

     Total assets at March 31, 1999 were $431.7 million, which represented an increase of

$10.8 million, or 2.6%, compared to $420.9 million at December 31, 1998. The change in assets was primarily due to an increase in loans receivable. Loans receivable, net increased by $12.7 million, or 4.1% , to $321.7 million at March 31, 1999 as compared to $309.0 million at December 31, 1998. The increase in loans receivable was primarily attributable to a favorable rate environment during the quarter. The growth in total assets was largely funded by increases in borrowed money. Borrowed money, representing FHLB advances, increased by $8.5 million to $65.5 million at March 31, 1999 as compared to $57.0 million at December 31, 1998.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
1998

     GENERAL. The Company's net income increased $234,000, or 29.3%, to $1,034,000 for the three months ended March 31, 1999, from $800,000 for the three months ended March 31, 1998.

     INTEREST INCOME. Interest income increased $742,000, or 11.2%, to $7.4 million for the three months ended March 31, 1999, compared with the same period in 1998. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets of $42.9 million, or 11.5%, to $415.4 million for the three months ended March 31, 1999 from $372.5 million for the comparable period in 1998, the effect of which was partially offset by a decrease in the average yield on interest-earning assets by 2 basis points to 7.13% for the three months ended March 31, 1999 from 7.15% for the three months ended March 31, 1998.

     Mortgage loan interest income increased by $838,000 for the three months ended March 31, 1999. The average balance of mortgage loans increased $59.5 million, while loan yield decreased by 48 basis points from 8.04% to 7.56%. Interest income from investment securities and mortgage backed securities decreased by $47,000 for the three months ended March 31, 1999, compared with the same period in 1998. This decrease resulted from a combination of a decrease in average balance of $2.3 million and a 5 basis point decline in yield. Interest income on short term deposits decreased by $115,000 as a result of a decrease in the average balance partially offset by an increase in yield. The yield on short term deposits increased by 36 basis points. The related average balance decreased by $18.4 million to $24.7 million for the three months ended March 31, 1999, as compared to $43.1 million for the three months ended March 31, 1998.

     INTEREST EXPENSE. Interest expense increased by $59,000, or 1.7%, to $3.5 million for the three months ended March 31, 1999. This increase resulted from the combination of an increase in the average balance of interest- bearing liabilities, offset by an overall decrease in the average rate paid on those interest bearing liabilities. The average balance of interest-bearing liabilities increased by $19.2 million, or 6.4%, to $320.4 million at March 31, 1999 from $301.2 million at March 31, 1998. This change reflects an $9.8 million decrease in the deposit accounts, offset by a $29.0 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 21 basis points to 4.40% for the three months ended March 31, 1999 from 4.61% for the three months ended March 31, 1998.

     NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $684,000, or 21.4%, to $3.9 million for the three months ended March 31, 1999 from $3.2 million for the comparable period in 1998. This increase was primarily attributable to a $23.7 million increase in average interest-earning assets in excess of average interest-bearing liabilities to $95.0 million for the three months ended March 31, 1999 from $71.3 million for the same period in 1998. Interest rate spread increased by 19 basis points to 2.73% for the three months ended March 31, 1999 from 2.54% for the three months ended March 31, 1998. The net interest margin as a percent of interest-earning assets increased by 31 basis points to 3.73% for the three months ended March 31, 1999 as compared to 3.42% for the comparable period in 1998. This increase is due to a net increase in interest-earning assets in excess of interest-bearing liabilities, as well as the aforementioned increase in interest rate spread.

     PROVISION FOR LOAN LOSSES. The provision for loan losses decreased by $11,000, to $45,000 for the three months ended March 31, 1999 from $56,000 in 1998. At March 31, 1999 and 1998, non-performing loans totaled $1.0 million and $2.0 million, respectively. At March 31, 1999, the ratio of the allowance for loan losses to non-performing loans was 141.3% compared to136.5% at December 31, 1998 and 60.5% at March 31, 1998. The decrease in non-performing loans is primarily due to a $1.2 million first mortgage loan adversely classified at March 31, 1998. This property was subsequently sold and is no longer in the Bank's loan portfolio. The ratio of the allowance to total loans was .44%, .44% and .33%, at March 31, 1999, December 31, 1998 and March 31, 1998, respectively. Charge-offs for the three months ended March 31, 1999 amounted to $2,000. There were no charge-offs for the three months ended March 31, 1998. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

     NONINTEREST INCOME. Noninterest income totaled $303,000 and $169,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in noninterest income is primarily attributable to a $70,000 increase in service fees and a $70,000 increase in loan fees . These increases are due to new fee policies as well as increased loan volume.

     NONINTEREST EXPENSE. Noninterest expense increased by $437,000, or 20.9%, to $2.5 million for the three months ended March 31, 1999 from $2.1 million for the comparable period in 1998. Compensation and benefits increased by $370,000, or 37.1%, to $1.4 million for the three months ended March 31, 1999 compared to $1.0 million for the three months ended March 31, 1998. This increase was primarily due to a combination of annual salary increases, the addition of staff, the adoption of an Employee Stock Ownership Plan which was established in connection with the Conversion, and the adoption of a stock-based employee benefit plan on October 27, 1998. All other operating expenses, including advertising, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $67,000, or 6.1%, to $1.2 million for the three months ended March 31, 1999 compared to $1.1 million for 1998. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

     INCOME TAX EXPENSE. Income tax expense totaled $569,000 for the three months ended March 31, 1999 compared to $411,000 for the comparable period in 1998. The increase in the provision for income taxes was the result of a combination of an increase in earnings before income tax expense and an increase in the effective income tax rate. The effective income tax rate increased to 35.5% for the three months ended March 31, 1999 from 33.9% for the three months ended March 31, 1998. Earnings before income tax expense increased by $392,000, or 32.4%, to $1.6 million for the three months ended March 31, 1999 from $1.2 million for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are savings deposits, proceeds from the principal and interest payments on loans and proceeds from the maturation of securities and borrowings from FHLB-Chicago. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

     The Bank' most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1999, cash and interest-bearing demand accounts totaled $22.9 million, or 5.3% of total assets.

     See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the three months ended March 31, 1999 and 1998.

     At March 31, 1999, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital at March 31, 1999:

              Total Capital to Total Assets................   16.83%
              Total Capital to Risk-Weighted Assets........   27.74%
              Tier I Leverage Ratio........................   16.69%
              Tier I to Risk-Weighted Assets...............   27.18%

At March 31, 1999, the Company had a Total Capital to Total Assets ratio of 20.60%.

     On March 17, 1999, the Company announced its first quarterly dividend of $0.10 per share. The effective date of the dividend was March 31, 1999. Payment of the cash dividend was made on April 12, 1999.

SUBSEQUENT EVENT

On April 23, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 25 per cent of its outstanding shares as of April 16, 1999. The repurchase will be made through a "Modified Dutch Auction Tender." The maximum number of shares that will be repurchased is 1,779,233. The period for tendering shares under this offering will end on June 1, 1999.

YEAR 2000 COMPLIANCE

     With the new Millennium approaching, organizations are examining their computer systems to ensure they are Year 2000 compliant. The issue, in simple terms, is that many existing computer programs and firmware use only two digits to identify the year in a date field. The designs of these products were engineered without considering the impact of the upcoming century change. As the century is implied in the date on January 1, 2000, computers and or systems that are not year 2000 compliant could assume the year is 1900 or generate incorrect data. Systems that calculate, compare or sort using the incorrect date will cause erroneous results, ranging from system malfunctions to incorrect or incomplete transaction processing. If not remedied, potential risks include business interruption or shut down, financial loss, reputation loss and legal liability. The Bank primarily utilizes a third party vendor which has completed their process of modification, upgrade and replacement of its computer software applications and systems to accommodate the "Year 2000" date changes.

     The Bank has undertaken a company-wide initiative to addresss the year 2000 issue. Using the guidelines set forth in the Federal Financial Institutions Examination Council (FFIEC) Interagency statements, Year 2000 Project Management Awareness, the Company has developed a comprehensive action plan to prepare, as necessary, computer systems and facilities. As part of the action plan the Board of Directors approved the formation of a Year 2000 Steering Committee. The Year 2000 Steering Committee consists of representatives of the data processing, lending, savings, operations, accounting and compliance areas. The members of this committee have primary responsibility for fulfillment of the Bank's Year 2000 commitment.

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

     The Renovation and Validation stages of the Action Plan are approximately 95% complete and are expected to be completed during the second quarter of 1999. A duplicate of the current in house systems was built and is being utilized for testing with our service provider, BISYS. BISYS is a national financial service bureau identified by Elgin Financial Savings Bank as a mission critical service provider. BISYS has notified the Bank, in writing, that its remediation efforts are completed. Testing is 100% complete. Although the Bank is currently analyzing the returned testing data, the data that has been analyzed, shows no Year 2000 issues on our renovated systems. Members of our Year 2000 Steering Committee are coordinating the testing and follow up validation of testing. In addition, the Bank's compliance officer is monitoring adherence to the comprehensive action plan. The FDIC also conducts Year 2000 examinations of the Bank.

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

     Relative to Year 2000 related corporate risks, the Bank's most likely worst case scenario relates to possible excess amount of customer withdrawals resulting from depositor concern over Year 2000 failures. Accordingly, the Bank has developed a customer awareness program to inform customers of the Bank's efforts to be Year 2000 compliant, and in so doing assure that their funds are secure. Parts of this program include a mailing to all account holder households, customer seminars, and articles in the Bank's local newspaper.

     The Bank estimates that its external costs related to the Year 2000 will be approximately $80,000, and has incurred and recorded approximately $43,000 in expense through March 31, 1999. This level of cost is not considered material to the operations of the Company. Internal staff time spent on Year 2000 activities has been extensive, however, such time and expense has not been quantified.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise: an amendment of FASB Statement No. 65," which is effective for the first fiscal quarter beginning after December 31, 1998. This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking entity with the required accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. The Company, as required, adopted SFAS No. 134 in the first quarter 1999, which did not have a material impact on the Company's results of operations.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1998 to March 31, 1999.

                          PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          None.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the stockholders was held on April 27, 1999. The following proposals were voted on by the stockholders:

PROPOSAL                                FOR               WITHHELD         ABSTAIN
--------                            ----------            --------         -------
1)Election of Directors -
   nominees for three year term

         Leo M. Flanagan, Jr.       6,212,943             238,833
         Peter A. Traeger           6,213,798             237,978
         James A. Alpeter           6,183,630             268,146

                                        FOR               AGAINST          ABSTAIN
--------                            ----------            --------         -------
2)Approval of Amended and
Restated EFC Bancorp, Inc.
Stock Based Incentive Plan          5,917,166             477,718          56,892

3)Approval of appointment of
KPMG LLP as the Company's
independent auditors for the
year ended December 31, 1999        6,338,768             101,329          11,679

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


                                        EFC BANCORP, INC.


Dated:    May 14, 1999             By:  /s/ Barrett J. O'Connor
          ------------                  -------------------------------------
                                        Barrett J. O'Connor
                                        President and Chief Executive Officer
                                        (principal executive officer)

Dated:    May 14, 1999             By:  /s/ James J. Kovac
          ------------                  -------------------------------------
                                        James J. Kovac
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal financial and accounting
                                        officer)