Form 10-Q
period 1999-06-30
EFC BANCORP INC
filed 1999-08-13
CIK 1047947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                        or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,407,390 shares of common stock, par value $0.01 per share, were outstanding as of August 13, 1999.

                                EFC Bancorp, Inc.

                                    Form 10-Q

                       For the Quarter Ended June 30, 1999

                                      INDEX

                                                                                            PAGE
                                                                                            ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                         Consolidated Balance Sheets at
                         June 30, 1999 and December 31, 1998..................................1

                         Consolidated Statements of Income - For the Three and
                         Six Months Ended June 30, 1999 and 1998..............................2

                         Consolidated Statements of Cash Flows - For the
                         Six Months Ended June 30, 1999 and 1998..............................3

                         Notes to Consolidated Financial Statements...........................4


Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................................7

Item 3.         Quantitative and Qualitative Disclosures About Market Risk...................17

PART II:        OTHER INFORMATION............................................................17

Item 1.         Legal Proceedings............................................................17
Item 2.         Changes in Securities and Use of Proceeds....................................17
Item 3.         Defaults Upon Senior Securities..............................................17
Item 4.         Submission of Matters to a Vote of Security Holders..........................17
Item 5.         Other Information............................................................17
Item 6.         Exhibits and Reports on Form 8-K.............................................17

SIGNATURES...................................................................................18


                          PART I. FINANCIAL INFORMATION
                                EFC BANCORP, INC.
                                  JUNE 30, 1999
Item 1. FINANCIAL STATEMENTS.

EFC BANCORP, INC.
AND SUBSIDIARIES


Consolidated Balance Sheets (unaudited)
 June 30, 1999 and December 31, 1998

----------------------------------------------------------------------------------------------------------------------------
                                                                                      June 30,                 December 31,
                                Assets                                                  1999                       1998
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
   On hand and in banks                                                          $      2,657,189                 2,217,242
   Interest bearing deposits with financial institutions                               11,226,645                21,062,664
Loans receivable, net                                                                 342,582,248               308,990,195
Mortgage-backed securities available-for-sale, at fair value                           13,712,903                17,880,124
Investment securities available-for-sale, at fair value                                59,474,389                57,636,600
Foreclosed real estate                                                                    111,185                   192,564
Stock in Federal Home Loan Bank of Chicago, at cost                                     4,160,000                 2,849,840
Accrued interest receivable                                                             2,228,683                 1,971,598
Office properties and equipment, net                                                    7,237,910                 6,529,734
Other assets                                                                            1,507,192                 1,545,345
----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                     $    444,898,344               420,875,906
============================================================================================================================

                      Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits                                                                      $    288,101,539               269,581,995
   Borrowed money                                                                      83,200,000                57,000,000
   Advance payments by borrowers for taxes and insurance                                  776,150                   643,051
   Income taxes payable                                                                   765,044                 1,263,619
   Accrued expenses and other liabilities                                               3,731,047                 3,631,972
----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                     376,573,780               332,120,637
----------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
   Preferred stock, par value $.01 per share, authorized 2,000,000 shares;
      no shares issued                                                                   -                         -
   Common stock, par value $.01 per share, authorized 25,000,000 shares;
      issued  7,491,434 shares                                                             74,914                    74,914
   Additional paid-in capital                                                          72,128,834                72,213,277
   Treasury stock, at cost, 2,084,044 shares at June 30, 1999 and
     374,500 shares at December 31, 1998, respectively                                (25,101,132)               (4,355,125)
   Unearned employee stock ownership plan (ESOP), 539,382 and 559,360
      shares at June 30, 1999 and December 31, 1998, respectively                      (8,065,164)               (8,363,878)
   Unearned stock award plan, 259,703 and 289,668 shares at
      June 30, 1999 and December 31, 1998, respectively                                (2,889,193)               (3,222,561)
   Retained Earnings, substantially restricted                                         32,617,264                31,757,826
   Accumulated other comprehensive income (loss)                                         (440,959)                  650,816
----------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                             68,324,564                88,755,269
----------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                            -                         -
----------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                       $    444,898,344               420,875,906
============================================================================================================================


See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three and six months ended June 30, 1999 and 1998


                                                                    Three months ended                  Six months ended
                                                                          June 30,                          June 30,
                                                                 1999              1998               1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans secured by real estate                            $   5,916,458         5,080,426         11,591,836         9,918,048
   Other loans                                                   319,061           286,002            629,700           544,963
   Mortgage-backed securities available-for-sale                 243,766           320,081            520,114           652,534
   Investment securities available-for-sale                    1,119,780         1,334,844          2,257,466         2,563,769
--------------------------------------------------------------------------------------------------------------------------------
Total interest income                                          7,599,065         7,021,353         14,999,116        13,679,314
--------------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                    2,748,504         2,971,997          5,464,161         5,990,696
   Borrowed money                                                998,617           461,914          1,810,140           911,830
--------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                         3,747,121         3,433,911          7,274,301         6,902,526
--------------------------------------------------------------------------------------------------------------------------------

Net interest income before provision for loan losses           3,851,944         3,587,442          7,724,815         6,776,788
Provision for loan losses                                         45,000            54,000             90,000           110,000
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            3,806,944         3,533,442          7,634,815         6,666,788
--------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Service fees                                                  242,442           157,149            461,321           306,044
   Real estate and insurance commissions                          24,742            23,457             33,220            36,584
   Gain on sale securities                                            -             11,814                 -             11,814
   Other                                                          90,669             4,165            166,528            11,089
--------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                         357,853           196,585            661,069           365,531
--------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and benefits                                   1,291,706         1,162,363          2,660,689         2,161,172
   Office building, net                                           98,249            86,209            190,439           166,569
   Depreciation and repairs                                      194,069           176,754            401,343           344,196
   Data processing                                                94,484           113,690            197,329           210,149
   Federal insurance premium                                      40,278            42,900             80,556            83,135
   NOW account operating expenses                                 67,880            60,034            130,469           126,650
   Foundation contribution                                            -          5,549,210                 -          5,549,210
   Other                                                         693,296           495,400          1,347,277         1,136,871
--------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                      2,479,962         7,686,560          5,008,102         9,777,952
--------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                              1,684,835        (3,956,533)         3,287,782        (2,745,633)

Income tax expense (benefit)                                     607,252        (1,498,463)         1,175,913        (1,087,501)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $   1,077,583        (2,458,070)         2,111,869        (1,658,132)
--------------------------------------------------------------------------------------------------------------------------------

Earnings per share (basic and diluted)                     $        0.18               n/a               0.33               n/a
--------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
For the six months ended June 30, 1999 and 1998


----------------------------------------------------------------------------------------------------------------------------
                                                                                       1999                      1998
----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income (loss)                                                             $      2,111,869                (1,658,132)
   Adjustment to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Amortization of premiums and discounts, net                                         52,435                    49,624
       Provision for loan losses                                                           90,000                   110,000
       Stock award plan shares allocated                                                  333,368                         -
       ESOP shares committed to be released                                               298,714                         -
       Change in fair value of ESOP shares                                                (84,443)                        -
       Gain on sale of investment securities                                                  -                     (11,814)
       Depreciation of office properties and equipment                                    272,316                   234,135
       Increase in accrued interest receivable and other assets, net                     (218,932)                 (622,125)
       Increase (decrease) in income taxes payable, accrued expenses
         and other liabilities, net                                                      (109,121)                1,062,618
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                     2,746,206                  (835,694)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Net increase in loans receivable                                                   (19,098,288)              (29,557,278)
   Purchases of loans receivable                                                      (14,583,765)               (6,449,400)
   Purchases of mortgage-backed securities available-for-sale                                 -                  (4,549,273)
   Principal payments on mortgage-backed securities available-for-sale                  4,139,264                 3,757,673
   Maturities of investment securities available-for-sale                               9,016,105                13,452,108
   Proceeds from the sale of investment securities available-for-sale                         -                   2,011,814
   Purchases of investment securities available-for-sale                              (12,668,165)              (31,099,537)
   Purchases of  office properties and equipment                                         (980,492)               (1,279,397)
   Purchases of  stock in the Federal Home Loan Bank of Chicago                        (1,310,160)                 (339,600)
   Proceeds from the sale of foreclosed real estate                                        83,980                       225
   Net increase in foreclosed real estate                                                  (2,601)                        -
----------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                 (35,404,122)              (54,052,665)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from the issuance of common stock                                                 -                  72,769,326
   Increase in unearned ESOP obligation                                                       -                  (8,961,298)
   Cash dividends paid                                                                   (711,693)                        -
   Purchase of treasury stock                                                         (20,746,007)                        -
   Net increase (decrease) in deposits                                                 18,519,544                (5,084,391)
   Proceeds from borrowed money                                                        26,200,000                14,000,000
   Repayments on borrowed money                                                               -                  (6,000,000)
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                              23,261,844                66,723,637
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                   (9,396,072)               11,835,278
Cash and cash equivalents at beginning of period                                       23,279,906                10,098,554
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                       $     13,883,834                21,933,832
----------------------------------------------------------------------------------------------------------------------------


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

Note 2: COMPREHENSIVE INCOME

       The Company's comprehensive income for the three and six month periods ended June 30, 1999 and 1998 are as follows:


                                                       Three months ended                        Six months ended
                                                             June 30,                                 June 30,
                                                      1999             1998                    1999             1998
                                                      ----             ----                    ----             ----
Net income (loss)                                  $ 1,077,583       (2,458,070)            $ 2,111,869       (1,658,132)

Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) on
   securities arising during the period               (662,410)         (92,886)             (1,091,775)        (268,661)
Less:
   reclassification adjustment
   for net gain realized in net income                     -             (7,443)                   -              (7,443)
                                                   -----------      -----------            ------------    -------------
   Comprehensive income (loss)                     $   415,173       (2,543,513)            $ 1,020,094       (1,919,350)
                                                   ===========      ===========            ============    =============


There were no sales of investment securities during the six months ended June 30, 1999. During the second quarter of 1998 the sale of investment securities resulted in a gain of $11,814 ($7,443 net of tax effect).

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

       On April 3, 1998, the Bank completed the Conversion and the Company completed the issuance and sale of 6,936,513 shares of its own common stock (the Transaction), at a price of $10.00 per share, through an initial public offering (IPO). The Company also contributed 554,921 shares of its common stock, from authorized, but unissued shares, to a charitable foundation (the Foundation) immediately following the conversion. The combined effect of the net proceeds from the Transaction and the contribution to the Foundation amounted to $72,769,326. The Company received net proceeds from the Transaction of $67,220,130, after the reduction from gross proceeds of $2,145,000 for IPO related expenses, which were initially deferred. On the date of the Transaction, $12,490,054 of deposits and $56,875,076 of nondepository stock subscription funds were transferred to stockholder's equity and $37,258,531 of nondepository stock subscription funds were subsequently returned to subscribers; also subsequent to the Transaction, the ESOP purchased, through a $8,961,298 loan from the Company, 599,314 shares of common stock in the open market.

       The Bank established a liquidation account, as of the date of Conversion, in the amount of $31,024,068, equal to its retained earnings as of the date of the latest consolidated balance sheet appearing in the final prospectus. The Liquidation Account is established to provide a limited priority claim on the assets of the Bank to qualifying pre-conversion depositors (Eligible and Supplemental Eligible Account Holders) who continue to maintain deposits in the Bank after Conversion. In the unlikely event of a complete liquidation of the Bank, and only in such an event, each Eligible Account Holder would then receive from the Liquidation Account a liquidation distribution based on his proportionate share of the then total remaining qualifying deposits.

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

       In addition to the 25,000,000 authorized shares of common stock, the Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $.01 per share. The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each series and any qualifications, limitations or restrictions thereof. As of June 30, 1999, there were no shares of preferred stock issued.

Note 4: STOCK TENDER OFFER

       On April 23, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 1,779,233 shares of its common stock, which represents 25 percent of its outstanding shares as of April 16, 1999. The repurchase was made through a "Modified Dutch Auction Tender" (the "Tender Offer"). Under this procedure, the Company's shareholders were given the opportunity to sell part or all of their shares to the Company at a price not less than $10.00 per share and not more than $12.00 per share.

       The Tender Offer expired on June 1, 1999. As a result of the offer, the Company purchased 1,709,544 or 24.0% of the outstanding shares of common stock at $12.00 per share. The purchase price, including offering costs, totaled $20,746,007. After the auction, the Company had 5,407,390 shares of common stock outstanding.

                          PART I: FINANCIAL INFORMATION
                                EFC BANCORP, INC
                                  JUNE 30, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following analysis discusses changes in the financial condition at June 30, 1999 and results of operations for the three and six months ended June 30, 1999, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

FORWARD-LOOKING STATEMENTS

       This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities and Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC, including its 1998 Annual Report on Form 10-K.

       The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

       Total assets at June 30, 1999 were $444.9 million, which represented an increase of $24.0 million, or 5.7%, compared to $420.9 million at December 31, 1998. The change in assets was primarily due to an increase in loans receivable. Loans receivable, net increased by $33.6 million, or 10.9% , to $342.6 million at June 30, 1999 as compared to $309.0 million at December 31, 1998. Of the $33.6 million increase, $14.6 million was due to loans purchased. The increase in loans receivable was primarily attributable to a favorable rate environment during the quarter. The growth in total assets was funded by increases in borrowed money and savings deposits. Borrowed money, representing FHLB advances, increased by $26.2 million to $83.2 million at June 30, 1999 as compared to $57.0 million at December 31, 1998. Savings deposits increased $18.5 million to $288.1 million at June 30, 1999 as compared to $269.6 million at December 31, 1998. Stockholders' equity decreased by $20.4 million to $68.3 million at June 30, 1999 as compared to $88.8 million at December 31, 1998. This decrease was primarily due to the Company successfully completing the Modified Dutch Auction Tender, that expired on June 1, 1999, in which 1,709,544 or 24.0% of the outstanding shares of common stock were purchased at $12.00 per share. Funds invested in interest bearing deposits were used for the repurchase. After the auction, the Company had 5,407,390 shares of common stock outstanding. In addition to the auction, dividends totaling $1,252,432 were declared during the first six months of 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND
1998

       GENERAL. The Company's net income increased $3.6 million, to $1.1 million for the three months ended June 30, 1999, from a loss of $2.5 million for the three months ended June 30, 1998. The increase is directly attributable to the prior establishment and funding of the Elgin Financial Foundation ("the Foundation"). On April 3, 1998, the Company completed its conversion to the stock form of ownership. As part of the conversion the Company established the Foundation with a one-time $5.5 million non-recurring pre-tax donation ($3.5 million after tax). This donation was funded with authorized but unissued common stock immediately following the conversion. This contribution amounted to 8.0% of the common stock sold. The net income of the Company, excluding the one-time, non-recurring contribution to the Foundation, amounted to $1.0 million for the three months ended June 30, 1998.

       INTEREST INCOME. Interest income increased $578,000, or 8.2%, to $7.6 million for the three months ended June 30, 1999, compared with the same period in 1998. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $48.5 million, or 12.6%, to $434.0 million for the three months ended June 30, 1999 from $385.5 million for the comparable period in 1998, the effect of which was partially offset by a decrease in the average yield on interest-earning assets by 28 basis points to 7.00% for the three months ended June 30, 1999 from 7.28% for the three months ended June 30, 1998.

       Mortgage loan interest income increased by $836,000 for the three months ended June 30, 1999. The average balance of mortgage loans increased $57.8 million, while loan yield decreased by 34 basis points from 7.68% to 7.34%. Interest income from investment securities and mortgage backed securities decreased by $164,000 for the three months ended June 30, 1999, compared with the same period in 1998. This decrease resulted from a combination of a decrease in average balance of $2.9 million and a 62 basis point decline in yield. Interest income on short term deposits decreased by $137,000 as a result of decreases in yield and average balance. The yield on short term deposits decreased by 70 basis points. The related average balance decreased by $10.9 million to $18.8 million for the three months ended June 30, 1999, as compared to $29.7 million for the three months ended June 30, 1998. This decrease is due to a combination of the reallocation from short-term deposits of the stock subscription proceeds received in March 1998 and the April 1999 Tender Offer.

       INTEREST EXPENSE. Interest expense increased by $313,000, or 9.1%, to $3.7 million for the three months ended June 30, 1999. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, offset by an overall decrease in the average rate paid on those interest- bearing liabilities. The average balance of interest-bearing liabilities increased by $55.0 million, or 19.0%, to $343.9 million at June 30, 1999 from $288.9 million at June 30, 1998. This change reflects an $11.8 million increase in the deposit accounts, with the remaining $43.2 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 39 basis points to 4.36% for the three months ended June 30, 1999 from 4.75% for the three months ended June 30, 1998.

       NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $265,000, or 7.4%, to $3.9 million for the three months ended June 30, 1999 from $3.6 million for the comparable period in 1998. This increase was primarily attributable to an interest rate spread increase of 11 basis points from 2.53% for the three months ended June 30, 1998 to 2.64% for the three months ended June 30, 1999. The net interest margin as a percent of interest-earning assets decreased by 17 basis points to 3.55% for the three months ended June 30, 1999 as compared to 3.72% for the comparable period in 1998. This decrease is due to a net decrease in interest-earning assets in excess of interest-bearing liabilities, offset by the aforementioned increase in interest rate spread.

       PROVISION FOR LOAN LOSSES. The provision for loan losses decreased by $9,000, to $45,000 for the three months ended June 30, 1999 from $54,000 in 1998. At June 30, 1999, December 31, 1998 and June 30, 1998, non-performing loans totaled $761,000, $1.0 million and $2.0 million, respectively. At June 30, 1999, the ratio of the allowance for loan losses to non-performing loans was 192.0% compared to 136.5% at December 31, 1998 and 60.3% at June 30, 1998. The decrease in non-performing loans is primarily due to a $1.2 million first mortgage loan adversely classified at June 30, 1998. This property was subsequently sold and is no longer in the Bank's loan portfolio. The ratio of the allowance to total loans was 0.43%, 0.44% and 0.43%, at June 30, 1999, December 31, 1998 and June 30, 1998, respectively. There were no charge-offs for the three months ended June 30, 1999. Charge-offs for the three months ended June 30, 1998 amounted to $34,000. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

       NONINTEREST INCOME. Noninterest income totaled $358,000 and $197,000 for the three months ended June 30, 1999 and 1998, respectively. The increase in noninterest income is primarily attributable to an $85,000 increase in service fees and $87,000 increase in loan fees.

       NONINTEREST EXPENSE. Noninterest expense decreased $5.2 million, to $2.5 million for the three months ended June 30, 1999 from $7.7 million for the comparable period in 1998. On April 3, 1998 the Company completed its conversion to the stock form of ownership. As part of the conversion the Company established the Elgin Financial Foundation with a one-time $5.5 million non-recurring pre-tax donation. This donation was funded with authorized but unissued common stock immediately following the conversion. This contribution amounted to 8.0% of the common stock sold. Compensation and benefits increased by $129,000, or 11.1%, to $1.3 million for the three months ended June 30, 1999 compared to $1.2 million for the three months ended June 30, 1998. This increase was primarily due to a combination of annual salary increases, the addition of staff, the adoption of an Employee Stock Ownership Plan which was established in connection with the Conversion and the adoption of a stock-based benefit plan on October 27, 1998. All other operating expenses, including advertising, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $213,000, or 21.9%, to $1.2 million for the three months ended June 30, 1999 compared to $975,000 for 1998. Of this increase, $45,000 is related to costs associated with the preparation of the annual report and the annual meeting, and $26,000 of media advertising. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

       INCOME TAX EXPENSE. Income tax expense totaled $607,000 for the three months ended June 30, 1999 compared to a benefit of ($1.5 million) for the comparable period in 1998. The increase in the provision for income taxes was the result of a combination of an increase in income before income tax expense and a decrease in the effective income tax rate. The effective income tax rate decreased to 36.0% for the three months ended June 30, 1999 from 37.9% for the three months ended June 30, 1998. Earnings before income tax expense increased by $5.6 million, to $1.7 million for the three months ended June 30, 1999 from a loss of $3.9 million for the same period in 1998. This increase is primarily attributable to the previous one-time non-recurring $5.5 million donation made to establish the Foundation.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
1998

       GENERAL. The Company's net income increased $3.8 million, to $2.1 million for the six months ended June 30, 1999, from a $1.7 million loss for the six months ended June 30, 1998. The increase is directly attributable to the establishment and funding of the Foundation. On April 3, 1998, the Company completed its conversion to the stock form of ownership. As part of the conversion the Company established the Foundation with a one-time $5.5 million non-recurring pre-tax donation ($3.5 million after tax). The donation was funded with authorized but unissued common stock immediately following the conversion. The contribution amounted to 8.0% of the common stock sold. The net income of the Company, excluding the one-time, non-recurring contribution to the Foundation, amounted to $1.8 million for the six months ended June 30, 1998.

       INTEREST INCOME. Interest income increased $1.3 million, or 9.7%, to $15.0 million for the six months ended June 30, 1999, compared with the same period in 1998. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $45.7 million, or 12.1%, to $424.7 million for the six months ended June 30, 1999 from $379.0 million for the comparable period in 1998, the effect of which was partially offset by a decrease in the average yield on interest-earning assets by 16 basis points to 7.06% for the six months ended June 30, 1999 from 7.22% for the six months ended June 30, 1998.

       Mortgage loan interest income increased by $1.7 million for the six months ended June 30, 1999. The average balance of mortgage loans increased $58.7 million, while loan yield decreased by 40 basis points from 7.85% to 7.45%. Interest income from investment securities and mortgage backed securities decreased by $210,000 for the six months ended June 30, 1999, compared with the same period in 1998. This decrease resulted from a combination of a decrease in average balance of $2.6 million and a 34 basis point decline in yield. Interest income on short term deposits decreased by $251,000 as a result of decreases in yield and average balance. The yield on short term deposits decreased by 8 basis points. The related average balance decreased by $14.7 million to $21.7 million for the six months ended June 30, 1999, as compared to $36.4 million for the six months ended June 30, 1998. This decrease is due to a combination of the reallocation from short-term deposits of the stock subscription proceeds received in March 1998 and the April 1999 Tender Offer.

       INTEREST EXPENSE. Interest expense increased by $372,000, or 5.4%, to $7.3 million for the six months ended June 30, 1999. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, offset by an overall decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $37.1 million, or 12.6%, to $332.1 million at June 30, 1999 from $295.0 million at June 30, 1998. This change reflects a $1.0 million increase in the deposit accounts, with the remaining $36.1 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 30 basis points to 4.38% for the six months ended June 30, 1999 from 4.68% for the six months ended June 30, 1998.

       NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $948,000, or 14.0%, to $7.7 million for the six months ended June 30, 1999 from $6.8 million for the comparable period in 1998. This increase was primarily attributable to a $8.6 million increase in average interest-earning assets in excess of average interest-bearing liabilities to $92.6 million for the six months ended June 30, 1999 from $84.0 million for the same period in 1998. Interest rate spread increased by 14 basis points from 2.54% for the six months ended June 30, 1998 to 2.68% for the six months ended June 30, 1999. The net interest margin as a percent of interest-earning assets increased by 6 basis points to 3.64% for the six months ended June 30, 1999 as compared to 3.58% for the comparable period in 1998. This increase is due to a net increase in interest-earning assets in excess of interest-bearing liabilities, as well as the aforementioned increase in interest rate spread.

       PROVISION FOR LOAN LOSSES. The provision for loan losses decreased by $20,000, to $90,000 for the six months ended June 30, 1999 from $110,000 in 1998. At June 30, 1999, December 31, 1998 and June 30, 1998, non-performing loans totaled $761,000, $1.0 million and $2.0 million, respectively. At June 30, 1999, the ratio of the allowance for loan losses to non-performing loans was 192.0% compared to 136.5% at December 31, 1998 and 60.3% at June 30, 1998. The decrease in non-performing loans is primarily due to a $1.2 million first mortgage loan adversely classified at June 30, 1998. This property was subsequently sold and is no longer in the Bank's loan portfolio. The ratio of the allowance to total loans was 0.43%. 0.44% and 0.43%, at June 30, 1999, December 31, 1998 and June 30, 1998, respectively. Charge-offs totaled $2,000 and $34,000 for the six months ended June 30, 1999 and 1998, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

       NONINTEREST INCOME. Noninterest income totaled $661,000 and $366,000 for the six months ended June 30, 1999 and 1998, respectively. The increase in noninterest income is primarily attributable to a $155,000 increase in service fees and $155,000 increase in loan fees.

       NONINTEREST EXPENSE. Noninterest expense decreased by $4.8 million, to $5.0 million for the six months ended June 30, 1999 from $9.8 million for the comparable period in 1998. On April 3, 1998 the Company completed its conversion to the stock form of ownership. As part of the conversion the Company established the Elgin Financial Foundation with a one-time $5.5 million non-recurring pre-tax donation. This donation was funded with authorized but unissued common stock immediately following the conversion. This contribution amounted to 8.0% of the common stock sold. Compensation and benefits increased by $500,000, or 23.1%, to $2.7 million for the six months ended June 30, 1999 compared to $2.2 million for the six months ended June 30, 1998. This increase was primarily due to a combination of annual salary increases, the addition of staff, the adoption of an Employee Stock Ownership Plan which was established in connection with the Conversion and the adoption of a stock-based benefit plan on October 27, 1998. All other operating expenses, including advertising, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $280,000, or 13.5%, to $2.3 million for the six months ended June 30, 1999 compared to $2.1 million for the comparable period in 1997. Of this increase, $55,000 is due to costs associated with the preparation of the annual report and the annual meeting, and $39,000 of media advertising. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

       INCOME TAX EXPENSE. Income tax expense totaled $1.2 million for the six months ended June 30, 1999 compared to a benefit of ($1.1 million) for the comparable period in 1998. The increase in the provision for income taxes was the result of a combination of an increase in income before income tax expense and a decrease in the effective income tax rate. The effective income tax rate decreased to 35.8% for the six months ended June 30, 1999 from 39.6% for the six months ended June 30, 1998. Earnings before income tax expense increased by $6.0 million, to $3.3 million for the six months ended June 30, 1999 from a loss of $2.7 million for the same period in 1998. This increase is primarily attributable to the one-time non-recurring $5.5 million donation made to establish the Foundation.

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

       The primary investing activities of the Bank are the origination of residential one-to-four- family loans and, to a lesser extent multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed and mortgage-related securities. In addition, the Bank purchases loans, consisting of multi-family and commercial real estate. Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors, the Bank and other factors.

       The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 1999, cash and interest-bearing demand accounts totaled $13.9 million, or 3.1% of total assets.

       See the "Consolidated Statement of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the six months ended June 30, 1999.

       At June 30, 1999, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at June 30, 1999:


            Total Capital to Total Assets...............................    13.27%
            Total Capital to Risk-Weighted Assets.......................    21.98%
            Tier I Leverage Ratio.......................................    12.96%
            Tier I to Risk-Weighted Assets..............................    21.44%


At June 30, 1999, the Company had a Total Capital to Total Assets ratio of
15.36%.

       On June 18, 1999, the Company announced its second quarter dividend of $0.10 per share. The effective date of the dividend was June 30, 1999. Payment of the cash dividend was made on July 12, 1999.

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

       The Renovation and Validation stages of the Action Plan are 100% complete. A duplicate of the current in-house system was built and is being utilized for testing with our service provider, BISYS. BISYS is a national financial service bureau identified by Elgin Financial Savings Bank as a mission critical service provider. BISYS has notified the Bank, in writing, that its remediation efforts are complete. In addition, testing is 100% complete. The Bank has analyzed the testing data and no known Year 2000 issues were found on our renovated systems. In addition, the Bank's compliance officer is monitoring adherence to the comprehensive action plan. The FDIC also conducts Year 2000 examinations of the Bank.

       The Bank is focusing on developing appropriate policies or risk mitigation actions to address Year 2000 related failures prior to the millennium. The Bank has developed contingency plans, which will be validated by a third party. The contingency plan has the following phases of operations; Organizational Planning, Business Impact Analysis, Plan Generation, and Validation. In addition, as part of the contingency plans, the Bank has purchased an interactive trial balance system that allows customer account balances to be accessed quickly.

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

       The Bank estimates that its external costs related to the Year 2000 will be approximately $80,000, and has incurred and recorded approximately $55,000 in expense through June 30, 1999. This level of cost is not considered material to the operations of the Company. Internal staff time spent on Year 2000 activities has been extensive, however, such time and expense has not been quantified.

RECENT ACCOUNTING PRONOUNCEMENTS

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (I.E., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. This statement should not be applied retroactively to financial statements of prior periods. During June, 1999, the FASB issued the Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," ("SFAS 137") that delays SFAS 133 until fiscal years beginning after June 15, 2000. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact in the Company's results of operations.

       The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise: an amendment of FASB Statement No. 65," which was effective as of the first fiscal quarter beginning after December 31, 1998. This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking entity with the required accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. The Company, as required, adopted SFAS No. 134 in the first quarter 1999, which did not have a material impact on the Company's results of operations.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of December 31, 1998, in the 1998 Form 10-K, to June 30, 1999.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          None.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

Item 5.   OTHER INFORMATION.

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K (Ssection 249.308 OF THIS CHAPTER).

          (a)  Exhibits


                     3.1    Certificate of Incorporation of EFC Bancorp, Inc. *
                     3.2    Bylaws of EFC Bancorp, Inc. *
                    11.0    Statement re: Computation of Per Share
                            Earnings (not applicable for the comparable
                            1998 periods as the Company did not have stock outstanding until April 3, 1998).
                    27.0    Financial Data Schedule



          (b)  Reports on Form 8-K
               None.

          ---------------
               * Incorporated herein by reference from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto. Registration Statement No. 333-38637 filed with the Securities and Exchange Commission on October 24, 1997.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                EFC BANCORP, INC.


Dated:     August 13, 1999        By:      /s/ Barrett J. O'Connor
           ---------------           --------------------------------
                                  Barrett J. O'Connor
                                  President and Chief Executive Officer
                                  (principal executive officer)

Dated:     August 13, 1999        By:      /s/ James J. Kovac
           ---------------            -------------------------------
                                  James J. Kovac
                                  Senior Vice President and Chief
                                  Financial Officer
                                  (Principal financial and accounting officer)