Form 10-Q
period 1999-09-30
EFC BANCORP INC
filed 1999-11-12
CIK 1047947

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-13605

EFC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4193304 (I.R.S. Employer Identification No.)
1695 Larkin Avenue, Elgin, Illinois (Address of principal executive offices)	60123 (Zip Code)

(847) 741-3900
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changes since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,365,790 shares of common stock, par value $0.01 per share, were outstanding as of November 9, 1999.

EFC Bancorp, Inc.
Form 10-Q
For the Quarter Ended September 30, 1999

PART I. FINANCIAL INFORMATION
EFC BANCORP, INC.
September 30, 1999

Item 1. Financial Statements.

EFC BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
September 30, 1999 and December 31, 1998

	September 30, 1999	December 31, 1998
Assets
Cash and cash equivalents:
On hand and in banks	$5,029,680	$2,217,242
Interest bearing deposits with financial institutions	14,971,259	21,062,664
Loans receivable, net	369,686,944	308,990,195
Mortgage-backed securities available-for-sale, at fair value	12,560,643	17,880,124
Investment securities available-for-sale, at fair value	58,594,512	57,636,600
Foreclosed real estate	83,334	192,564
Stock in Federal Home Loan Bank of Chicago, at cost	4,960,000	2,849,840
Accrued interest receivable	2,148,754	1,971,598
Office properties and equipment, net	8,049,928	6,529,734
Other assets	1,569,589	1,545,345

Total assets	$477,654,643	$420,875,906

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$308,913,355	$269,581,995
Borrowed money	94,200,000	57,000,000
Advance payments by borrowers for taxes and insurance	511,865	643,051
Accrued expenses and other liabilities	5,223,885	4,895,591

Total liabilities	408,849,105	332,120,637

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	72,086,163	72,213,277
Treasury stock, at cost, 2,084,044 shares at September 30, 1999 and 374,500 shares at December 31, 1998, respectively	(25,101,132)	(4,355,125)
Unearned employee stock ownership plan (ESOP), 529,392 and 559,360 shares at September 30, 1999 and December 31, 1998, respectively	(7,915,807)	(8,363,878)
Unearned stock award plan, 244,720 and 289,668 shares at September 30, 1999 and December 31, 1998, respectively	(2,722,509)	(3,222,561)
Retained Earnings, substantially restricted	33,045,972	31,757,826
Accumulated other comprehensive income (loss)	(662,063)	650,816

Total stockholders' equity	68,805,538	88,755,269

Commitments and contingencies	—	—

Total liabilities and stockholders' equity	$477,654,643	$420,875,906

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
For the three and nine months ended September 30, 1999 and 1998

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Interest income:
Loans secured by real estate	$6,404,202	5,325,534	18,140,517	15,243,582
Other loans	376,021	306,462	1,005,721	851,424
Mortgage-backed securities available-for-sale	227,151	317,379	747,265	969,913
Investment securities available-for-sale	1,117,847	1,316,265	3,375,313	3,880,034

Total interest income	8,125,221	7,265,640	23,268,816	20,944,953

Interest expense:
Deposits	3,040,829	2,942,624	8,504,990	8,933,320
Borrowed money	1,186,800	600,180	2,996,940	1,512,010

Total interest expense	4,227,629	3,542,804	11,501,930	10,445,330

Net interest income before provision for loan losses	3,897,592	3,722,836	11,766,886	10,499,623
Provision for loan losses	45,000	84,000	135,000	194,000

Net interest income after provision for loan losses	3,852,592	3,638,836	11,631,886	10,305,623

Noninterest income:
Service fees	249,871	193,383	711,193	499,427
Real estate and insurance commissions	34,451	26,706	67,671	63,290
Gain on sale securities	12,715	—	12,715	11,814
Other	14,949	35,924	36,997	52,989

Total noninterest income	311,986	256,013	828,576	627,520

Noninterest expense:
Compensation and benefits	1,420,579	1,223,125	4,081,268	3,384,297
Office building, net	88,801	76,658	279,240	243,227
Depreciation and repairs	205,634	181,187	606,976	525,383
Data processing	109,953	88,435	307,282	298,584
Federal insurance premium	40,278	30,030	120,834	113,165
NOW account operating expenses	68,719	65,753	199,188	192,404
Foundation contribution	—	—	—	5,549,210
Other	743,059	689,526	2,090,336	1,832,371

Total noninterest expense	2,677,023	2,354,714	7,685,124	12,138,641

Income (loss) before income taxes	1,487,555	1,540,135	4,775,338	(1,205,498)
Income tax expense (benefit)	518,107	470,454	1,694,021	(617,047)

Net income (loss)	$969,448	1,069,681	3,081,317	(588,451)

Earnings (loss) per share (basic and diluted)	$0.20	0.15	0.53	(0.20)

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
For the nine months ended September 30, 1999 and 1998

	1999	1998
Cash flows from operating activities:
Net income (loss)	$3,081,317	(588,451)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and discounts, net	73,386	78,166
Provision for loan losses	135,000	194,000
Stock award plan shares allocated	500,052	—
ESOP shares committed to be released	448,071	—
Change in fair value of ESOP shares	(127,114)	—
Gain on sale of investment securities	(12,715)	(11,814)
Depreciation of office properties and equipment	420,474	362,793
Increase in accrued interest receivable and other assets, net	(201,400)	(634,940)
Increase in income taxes payable, accrued expenses and other liabilities, net	495,753	10,003

Net cash provided by (used in) operating activities	4,812,824	(590,243)

Cash flows from investing activities:
Net increase in loans receivable	(34,554,869)	(45,043,199)
Purchases of loans receivable	(26,251,630)	(7,134,836)
Purchases of mortgage-backed securities available-for-sale	—	(4,549,273)
Principal payments on mortgage-backed securities available-for-sale	5,171,777	5,652,028
Maturities of investment securities available-for-sale	11,078,008	20,460,496
Proceeds from the sale of investment securities available-for-sale	10,012,715	2,011,814
Purchases of investment securities available-for-sale	(24,113,865)	(40,417,232)
Purchases of office properties and equipment	(1,940,668)	(1,512,314)
Purchases of stock in the Federal Home Loan Bank of Chicago	(2,110,160)	(549,000)
Proceeds from the sale of foreclosed real estate	83,980	—
Net (increase) in foreclosed real estate	—	(1,069,653)

Net cash used in investing activities	(62,624,712)	(72,151,169)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	72,769,326
Purchase of common stock by ESOP	—	(8,961,298)
Cash dividends paid	(1,252,432)	—
Purchase of treasury stock	(20,746,007)	—
Net increase (decrease) in deposits	39,331,360	(6,142,091)
Proceeds from borrowed money	64,200,000	34,000,000
Repayments on borrowed money	(27,000,000)	(6,000,000)

Net cash provided by financing activities	54,532,921	85,665,937

Net increase (decrease) in cash and cash equivalents	(3,278,967)	12,924,525
Cash and cash equivalents at beginning of period	23,279,906	10,098,554

Cash and cash equivalents at end of period	$20,000,939	23,023,079

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements, continued

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

Note 2:  COMPREHENSIVE INCOME

    The Company's comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Net income (loss)	$969,448	1,069,681	$3,081,317	(588,451)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	(229,114)	267,785	(1,320,889)	(876)
Less:
reclassification adjustment for net gain realized in net income	(8,010)	—	(8,010)	(7,443)

Comprehensive income (loss)	$748,344	1,337,466	$1,768,438	(581,884)

For the three and nine month periods ended September 30, 1999 the sale of investment securities resulted in a gain of $12,715 ($8,010 net of tax effect). For the three and nine month periods ended September 30, 1998 the sale of investment securities resulted in a gain of $0 and $11,814 ($7,443 net of tax effect), respectively.

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

    In addition to the 25,000,000 authorized shares of common stock, the Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $.01 per share. The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each series and any qualifications, limitations or restrictions thereof. As of September 30, 1999, there were no shares of preferred stock issued.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following analysis discusses changes in the financial condition at September 30, 1999 and results of operations for the three and nine months ended September 30, 1999, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

    The Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

    Total assets at September 30, 1999 were $477.7 million, which represented an increase of $56.8 million, or 13.5%, compared to $420.9 million at December 31, 1998. The increase in total assets was primarily as a result of an increase in loans receivable of $60.7 million, or 19.6%, to $369.7 million at September 30, 1999 from $309.0 million at December 31, 1998. Of the $60.7 million increase, $26.3 million was due to loans purchased. The increase in loans receivable was primarily attributable to a favorable rate environment during the quarter. The growth in total assets was funded by increases in borrowed money and savings deposits. Borrowed money, representing FHLB advances, increased by $37.2 million to $94.2 million at September 30, 1999 from $57.0 million at December 31, 1998. Savings deposits increased $39.3 million to $308.9 million at September 30, 1999 from $269.6 million at December 31, 1998. Stockholders' equity decreased by $20.0 million to $68.8 million at September 30, 1999 from $88.8 million at December 31, 1998. The decrease in stockholders' equity was primarily due to the Company's successful completion of a Modified Dutch Auction Tender, that expired on June 1, 1999, wherein 1,709,544 or 24.0% of the outstanding shares of common stock were purchased at $12.00 per share. Funds invested in interest bearing deposits were used to fund the repurchase. After this transaction, there were 5,407,390 shares of common stock outstanding. In addition to the auction, dividends totaling $1.8 million were declared during the first nine months of 1999.

Comparison of Operating Results For the Three Months Ended September 30, 1999 and 1998

    General.  The Company's net income decreased $100,000, to $969,000 for the three months ended September 30, 1999, from $1.1 million for the three months ended September 30, 1998.

    Interest Income.  Interest income increased $860,000, or 11.8%, to $8.1 million for the three months ended September 30, 1999, compared with the same period in 1998. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $55.5 million, or 14.0%, to $452.5 million for the three months ended September 30, 1999 from $397.0 million for the comparable period in 1998, the effect of which was partially offset by a decrease in the average yield on interest-earning assets by 14 basis points to 7.18% for the three months ended September 30, 1999 from 7.32% for the three months ended September 30, 1998.

    Mortgage loan interest income increased by $1.1 million for the three months ended September 30, 1999. The average balance of mortgage loans increased $62.7 million, while the loan yield decreased by 14 basis points from 7.64% to 7.50%. Interest income from investment securities and mortgage backed securities decreased by $207,000 for the three months ended September 30, 1999, compared with the same period in 1998. This decrease resulted from a combination of a decrease in average balance of $11.0 million and an 11 basis point decline in yield. Interest income on short term deposits decreased by $82,000 as a result of a decrease in yield. The related average balance increased by $500,000 to $19.5 million for the three months ended September 30, 1999, from $19.0 million for the three months ended September 30, 1998.

    Interest Expense.  Interest expense increased by $685,000, or 19.3%, to $4.2 million for the three months ended September 30, 1999 from $3.5 million for the three months ended September 30, 1998. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, partially offset by an overall decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $80.3 million, or 27.1%, to $376.6 million at September 30, 1999 from $296.3 million at September 30, 1998. This change reflects a $32.7 million increase in the deposit accounts, with the remaining $47.6 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 29 basis points to 4.49% for the three months ended September 30, 1999 from 4.78% for the three months ended September 30, 1998.

    Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $175,000, or 4.7%, to $3.9 million for the three months ended September 30, 1999 from $3.7 million for the comparable period in 1998. This increase was primarily attributable to an interest rate spread increase of 15 basis points to 2.69% for the three months ended September 30, 1999 from 2.54% for the three months ended September 30, 1998. The net interest margin as a percent of interest-earning assets decreased by 30 basis points to 3.45% for the three months ended September 30, 1999 from 3.75% for the comparable period in 1998. This decrease is due to a net decrease in interest-earning assets in excess of interest-bearing liabilities of $24.8 million, partially offset by the aforementioned increase in interest rate spread.

    Provision for Loan Losses.  The provision for loan losses decreased by $39,000, to $45,000 for the three months ended September 30, 1999 from $84,000 in 1998. At September 30, 1999, December 31, 1998 and September 30, 1998, non-performing loans totaled $1.9 million, $1.0 million and $767,000, respectively. As of October 5, 1999, four loans totaling $531,000 or 28.2% of total non-performing loans as of September 30, 1999, were brought current, subsequently reducing non-performing loans to $1.4 million. At September 30, 1999, the ratio of the allowance for loan losses to non-performing loans was 78.7% compared to 136.5% at December 31, 1998 and 167.7% at September 30, 1998. The ratio of the allowance to total loans was 0.40%, 0.44% and 0.43%, at September 30, 1999, December 31, 1998 and September 30, 1998, respectively. Charge-offs for the three months ended September 30, 1999 amounted to $25,000. There were no charge-offs for the prior year three month period. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

    Noninterest Income.  Noninterest income totaled $312,000 and $256,000 for the three months ended September 30, 1999 and 1998, respectively. The increase in noninterest income is primarily attributable to an $56,000 increase in service fees.

    Noninterest Expense.  Noninterest expense increased $322,000, to $2.7 million for the three months ended September 30, 1999 from $2.4 million for the comparable period in 1998. Compensation and benefits increased by $197,000, or 16.1%, to $1.4 million for the three months ended September 30, 1999 compared to $1.2 million for the three months ended September 30, 1998. This increase was primarily due to a combination of annual salary increases, the addition of staff and the adoption of a stock-based benefit plan on October 27, 1998. All other operating expenses, including advertising, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $125,000, or 11.0%, to $1.2 million for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998. Of this increase, $22,000 is related to data processing costs and $88,000 to media advertising. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

    Income Tax Expense.  Income tax expense totaled $518,000 for the three months ended September 30, 1999 compared to $470,000 for the comparable period in 1998. The increase in the provision for income taxes was the result of an increase in the effective income tax rate. The effective income tax rate increased to 34.8% for the three months ended September 30, 1999 from 30.6% for the three months ended September 30, 1998. Income before income tax expense remained relatively unchanged, decreasing $53,000 from the three months ended September 30, 1998 to the current three month period.

Comparison of Operating Results For the Nine Months Ended September 30, 1999 and 1998

    General.  The Company's net income increased $3.7 million, to $3.1 million for the nine months ended September 30, 1999, from a $588,000 loss for the nine months ended September 30, 1998. The increase is directly attributable to the establishment and funding of the Foundation. On April 3, 1998, the Company completed its conversion to the stock form of ownership. As part of the conversion the Company established the Foundation with a one-time $5.5 million non-recurring pre-tax donation ($3.5 million after tax). The donation was funded with authorized but unissued common stock immediately following the conversion. The contribution amounted to 8.0% of the common stock sold. The net income of the Company, excluding the one-time, non-recurring contribution to the Foundation, amounted to $2.9 million for the nine months ended September 30, 1998.

    Interest Income.  Interest income increased $2.3 million, or 11.1%, to $23.3 million for the nine months ended September 30, 1999, compared with the same period in 1998. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $49.0 million, or 12.7%, to $434.0 million for the nine months ended September 30, 1999 from $385.0 million for the comparable period in 1998, the effect of which was partially offset by a decrease in the average yield on interest-earning assets by 10 basis points to 7.15% for the nine months ended September 30, 1999 from 7.25% for the nine months ended September 30, 1998.

    Mortgage loan interest income increased by $2.9 million for the nine months ended September 30, 1999. The average balance of mortgage loans increased $60.0 million, while loan yield decreased by 25 basis points to 7.53% for the nine months ended September 30, 1999 from 7.78% for the nine months ended September 30, 1998. Interest income from investment securities and mortgage backed securities decreased by $394,000 for the nine months ended September 30, 1999, compared with the same period in 1998. This decrease resulted from a combination of a decrease in average balance of $4.6 million and a 29 basis point decline in yield. Interest income on short term deposits decreased by $333,000 as a result of decreases in yield and average balance. The yield on short term deposits decreased by 50 basis points. The related average balance decreased by $9.6 million to $21.0 million for the nine months ended September 30, 1999, from $30.6 million for the nine months ended September 30, 1998. This decrease is primarily due to a combination of the reallocation from short-term deposits of the stock subscription proceeds received in March 1998 and the April 1999 Tender Offer.

    Interest Expense.  Interest expense increased by $1.1 million, or 10.1%, to $11.5 million for the nine months ended September 30, 1999, from $10.4 million for the nine months ended September 30, 1998. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, partially offset by an overall decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $51.5 million, or 17.4%, to $347.0 million at September 30, 1999 from $295.5 million at September 30, 1998. This change reflects an $11.6 million increase in the deposit accounts, with the remaining $39.9 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 29 basis points to 4.42% for the nine months ended September 30, 1999 from 4.71% for the nine months ended September 30, 1998.

    Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $1.3 million, or 12.1%, to $11.8 million for the nine months ended September 30, 1999 from $10.5 million for the comparable period in 1998. This increase was primarily attributable to an increase in interest rate spread by 19 basis points to 2.73% for the nine months ended September 30, 1999 from 2.54% for the nine months ended September 30, 1998. The net interest margin as a percent of interest-earning assets decreased by 2 basis points to 3.62% for the nine months ended September 30, 1999 from 3.64% for the comparable period in 1998.

    Provision for Loan Losses.  The provision for loan losses decreased by $59,000, to $135,000 for the nine months ended September 30, 1999 from $194,000 in 1998. At September 30, 1999, December 31, 1998 and September 30, 1998, non-performing loans totaled $1.9 million, $1.0 million and $767,000, respectively. As of October 5, 1999, four loans totaling $531,000 or 28.2% of total non-performing loans as of September 30, 1999, were brought current, subsequently reducing non-performing loans to $1.4 million. At

September 30, 1999, the ratio of the allowance for loan losses to non-performing loans was 78.7% compared to 136.5% at December 31, 1998 and 167.7% at September 30, 1998. The ratio of the allowance to total loans was 0.40%, 0.44% and 0.43%, at September 30, 1999, December 31, 1998 and September 30, 1998, respectively. Charge-offs totaled $27,000 and $34,000 for the nine months ended September 30, 1999 and 1998, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

    Noninterest Income.  Noninterest income totaled $829,000 and $628,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase in noninterest income is primarily attributable to a $212,000 increase in service fees.

    Noninterest Expense.  Noninterest expense decreased by $4.4 million, to $7.7 million for the nine months ended September 30, 1999 from $12.1 million for the comparable period in 1998. On April 3, 1998 the Company completed its conversion to the stock form of ownership. As part of the conversion the Company established the Elgin Financial Foundation with a one-time $5.5 million non-recurring pre-tax donation. This donation was funded with authorized but unissued common stock immediately following the conversion. This contribution amounted to 8.0% of the common stock sold. Compensation and benefits increased by $697,000, or 20.6%, to $4.1 million for the nine months ended September 30, 1999 compared to $3.4 million for the nine months ended September 30, 1998. This increase was primarily due to a combination of annual salary increases, the addition of staff, the adoption of an Employee Stock Ownership Plan which was established in connection with the Conversion and the adoption of a stock-based benefit plan on October 27, 1998. All other operating expenses, including advertising, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $399,000, or 12.4%, to $3.6 million for the nine months ended September 30, 1999 compared to $3.2 million for the comparable period in 1998. Of this increase, $62,000 is due to costs associated with the preparation of the annual report and the annual meeting, and $123,000 of media advertising. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

    Income Tax Expense.  Income tax expense totaled $1.7 million for the nine months ended September 30, 1999 compared to a benefit of ($617,000) for the comparable period in 1998. The increase in the provision for income taxes was the result of an increase in income before income tax expense. Earnings before income tax expense increased by $6.0 million, to $4.8 million for the nine months ended September 30, 1999 from a loss of $1.2 million for the same period in 1998. This increase is primarily attributable to the one-time non-recurring $5.5 million donation made to establish the Foundation.

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

    The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1999, cash and interest-bearing demand accounts totaled $20.0 million, or 4.2% of total assets.

    See the "Consolidated Statement of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the nine months ended September 30, 1999 and 1998.

    At September 30, 1999, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at September 30, 1999:

Total Capital to Total Assets	12.38%
Total Capital to Risk-Weighted Assets	20.00%
Tier I Leverage Ratio	12.24%
Tier I to Risk-Weighted Assets	19.51%

At September 30, 1999, the Company had a Total Capital to Total Assets ratio of 14.40%.

    On September 23, 1999, the Company announced its third quarter dividend of $0.10 per share. The effective date of the dividend was October 4, 1999. Payment of the cash dividend was made on October 12, 1999.

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

    The Bank is focusing on developing appropriate policies or risk mitigation actions to address Year 2000 related failures prior to the millennium. The Bank has developed contingency plans, which have been validated by a third party. The contingency plan has the following phases of operations; Organizational Planning, Business Impact Analysis, Plan Generation, and Validation. In addition, as part of the contingency plans, the Bank has purchased an interactive trial balance system that allows customer account balances to be accessed quickly.

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

    The Bank estimates that its external costs related to the Year 2000 will be approximately $80,000, and has incurred and recorded approximately $58,000 in expense through September 30, 1999. This level of cost is not considered material to the operations of the Company. Internal staff time spent on Year 2000 activities has been extensive, however, such time and expense has not been quantified.

Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. This statement should not be applied retroactively to financial statements of prior periods. During June, 1999, the FASB issued the Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133," ("SFAS 137") that delays SFAS 133 until fiscal years beginning after June 15, 2000. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact in the Company's results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of September 30, 1999.

(In thousands)

				NPV as % of Portfolio Value of Assets
	Net Portfolio Value
Change in Interest Rates in Basis Points (Rate Shock)
	Amount	$ Change	% Change	NPV Ratio	% Change

+300	$42,857	$(22,773)	(34.70)%	9.53%	(30.89)%
+200	49,686	(15,944)	(24.29)	10.86	(21.25)
+100	57,526	(8,104)	(12.35)	12.33	(10.59)
Static	65,630	—	—	13.79	—
-100	70,311	4,681	7.13	14.59	5.80
-200	74,628	8,998	13.71	15.27	10.73
-300	75,012	9,382	14.30	15.22	10.37

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

Item 6.  Exhibits and Reports on Form 8-K (§249.308 of this Chapter).

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

EFC BANCORP, INC.
Dated: November 12, 1999	By:	/s/ BARRETT J. O'CONNOR Barrett J. O'Connor President and Chief Executive Officer (principal executive officer)
Dated: November 12, 1999	By:	/s/ JAMES J. KOVAC James J. Kovac Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

QuickLinks

  (Mark One)

INDEX

  Item 1. Financial Statements.
EFC BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Income (unaudited) For the three and nine months ended September 30, 1999 and 1998

EFC BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) For the nine months ended September 30, 1999 and 1998

  Item 1. Financial Statements, continued
EFC BANCORP, INC. Notes to Consolidated Financial Statements

  Note 4: STOCK TENDER OFFER
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands)

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K (§249.308 of this Chapter).

SIGNATURES