Form 10-K
period 1999-12-31
EFC BANCORP INC
filed 2000-03-21
CIK 1047947

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
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

(1) Yes /x/   No / /

(2) Yes /x/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $44,400,000 based upon the last sales price as listed on The American Stock Exchange for March 10, 2000.

   The number of shares of Common Stock outstanding as of March 10, 2000 is: 4,944,320.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INDEX

PART I

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

Market Area

    Headquartered in largely suburban Kane County, Illinois, the Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank currently operates four full-service banking facilities in Elgin and two full service facilities located in West Dundee and Huntley, Illinois. The Bank is in the process of expanding its operations by adding a new full service branch facility in East Dundee, Illinois. This branch is expected to be operational in late Spring, 2000. The Bank's primary lending and deposit gathering area is concentrated around the areas where its full-service banking facilities are located which the Bank generally considers to be its primary market area.

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

    The Bank's loan portfolio primarily consists of first mortgage loans secured by one- to four-family residences most of which are located in its primary market area. At December 31, 1999, the Bank's gross loan portfolio totalled $397.8 million, of which $283.3 million were one- to four-family residential mortgage loans, or 71.2% of total loans. At such date, the remainder of the loan portfolio consisted of $44.8 million of multi-family loans, or 11.3% of total loans; $30.9 million of commercial real estate loans, or 7.8% of total loans; $14.0 million of construction and land loans, or 3.5% of total loans; $13.3 million of commercial loans, or 3.4% of total loans; and $11.5 million of consumer loans, or 2.8% of total loans consisting of $10.0 million of home equity lines of credit, $977,000 of secured and unsecured personal loans and $484,000 of automobile loans. The Bank has not sold loans in recent years and had no mortgage loans held for sale at each of the five years ended December 31, 1999. At that same date, 53.8% of the Bank's mortgage loans had adjustable interest rates, most of which were indexed to the one year Constant Maturity Treasury ("CMT") Index.

    The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	1999		1998		1997		1996		1995
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$283,300	71.2%	$233,689	75.2%	$191,622	77.2%	$181,480	75.9%	$165,956	74.5%
Multi-family	44,843	11.3	27,184	8.7	19,845	8.0	22,040	9.2	23,290	10.5
Commercial real estate	30,870	7.8	20,407	6.6	11,257	4.5	9,953	4.4	9,750	4.4
Construction and land	13,981	3.5	13,716	4.4	13,793	5.5	16,089	6.7	16,253	7.3

Total mortgage loans	372,994	93.8	294,996	94.9	236,517	95.2	229,562	96.0	215,249	96.7

Other loans:
Home equity loans	10,002	2.5	9,014	2.9	7,520	3.0	5,759	2.4	4,337	1.9
Commercial	13,320	3.4	5,606	1.8	3,166	1.3	2,764	1.1	1,830.8
Auto loans	484.1		510.2		585.3		637.3		658.3
Loans on savings accounts	421.1		477.2		456.2		393.2		417.2
Other	556.1		86	—	88	—	112	—	149.1

Total other loans	24,783	6.2	15,693	5.1	11,815	4.8	9,665	4.0	7,391	3.3

Total loans receivable	397,777	100.0%	310,689	100.0%	248,332	100.0%	239,227	100.0%	222,640	100.0%

Less:
Unearned discounts	—		—		—		—		109
Deferred loan fees	225		326		511		741		840
Allowance for loan losses	1,545		1,373		1,126		808		754

Loans receivable, net	$396,007		$308,990		$246,695		$237,678		$220,937

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

    During the years ended December 31, 1999 and December 31, 1998, the Bank originated $35.4 million and $77.4 million of fixed-rate one- to four-family residential mortgage loans, respectively, and for the years ended December 31, 1999 and December 31, 1998, the Bank originated $46.3 million and $26.3 million of adjustable-rate one- to four-family residential mortgage loans, respectively, all of which were retained by the Bank. Based upon the Bank's investment needs and market opportunities, the Bank participates and purchases loans, consisting primarily of one-to-four family and multi-family real estate mortgage loans, secured by property located in Illinois, southern Wisconsin and, to a lesser extent, in Minnesota, and had $55.1 million of purchased loan participation interests at December 31, 1999. See "—Multi-Family and Commercial Real Estate Lending."

    The following tables set forth the Bank's loan originations, purchases and principal repayments for the periods indicated. All loans originated by the Bank are held for investment. The Bank sold no loans during these periods.

	For the Year Ended December 31,
	1999	1998	1997
	(In thousands)
Gross loans (1):
Balance outstanding at beginning of period	$310,689	$248,332	$239,227

Loans originated (2):
One-to four-family residential	81,712	103,749	40,409
Multi-family	938	4,838	870
Commercial real estate	8,027	12,520	4,825
Construction and land	10,430	7,152	11,013
Home equity	6,582	5,802	5,017
Commercial business	12,657	7,518	4,131
Auto loans	402	355	422
Loans on savings accounts	371	313	515
Other	725	380	94

Total loans originated	121,844	142,627	67,296
Loans purchased	38,996	9,713	239

Total loans originated and purchased	160,840	152,340	67,535

Less:
Principal repayments	(76,629)	(89,392)	(62,925)
Transfers to real estate owned	(168)	(1,262)	(219)
Change in loans in process	3,045	671	4,714

Total loans receivable at end of period	$397,777	$310,689	$248,332

(1)
Gross loans exclude unearned discounts, deferred loan fees and the allowance for loan losses.

(2)
Amounts for each period include loans in process at period end.

    Loan Maturity and Repricing.  The following table shows the contractual maturity of the Bank's loan portfolio at December 31, 1999. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $76.6 million, $89.4 million and $62.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. All loans originated by the Bank are held for investment.

	At December 31, 1999
	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Land	Home Equity	Commercial Business	Auto Loans	Loans on Savings Accounts	Other	Total Loans Receivable
	(In thousands)
Amounts due:
Within one year	$5	$653	$650	$2,756	$895	$4,539	$32	$197	$357	$10,084
After one year:
More than one year to three years	598	3,634	303	5,948	1,947	1,244	205	224	85	14,188
More than three years to five years	1,930	4,720	6,988	1,304	1,371	4,220	224	—	92	20,849
More than five years to 10 years	16,970	17,292	3,345	3,102	110	3,261	23	—	22	44,125
More than 10 years to 20 years	56,021	9,077	9,935	871	5,679	56	—	—	—	81,639
More than 20 years	207,776	9,467	9,649	—	—	—	—	—	—	226,892

Total due after December 31, 2000	283,295	44,190	30,220	11,225	9,107	8,781	452	224	199	387,693

Total amount due (gross)	$283,300	$44,843	$30,870	$13,981	$10,002	$13,320	$484	$421	$556	397,777

Less:
Deferred loan fees, net										225
Allowance for loan losses										1,545

Total loans, net										$396,007

    The following table sets forth at December 31, 1999, the dollar amount of gross loans receivable contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2000
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One- to four-family	$145,276	$138,019	$283,295
Multi-family	4,808	39,382	44,190
Commercial real estate	5,109	25,111	30,220
Construction and land	10,167	1,058	11,225

Total mortgage loans	165,360	203,570	368,930
Home equity	37	9,070	9,107
Commercial	7,025	1,756	8,781
Auto loans	452	—	452
Loans on savings accounts	224	—	224
Other	199	—	199

Total loans	$173,297	$214,396	$387,693

    One- to Four-Family Lending.  The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities up to 30 years secured by one- to four-family residences substantially all of which are located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank's in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. At December 31, 1999, the Bank's one- to four-family mortgage loans totaled $283.3 million, or 71.2%, of total loans. Of the one- to four-family mortgage loans outstanding at that date, 51.3% were fixed-rate mortgage loans and 48.7% were ARM loans.

    The Bank currently offers fixed-rate mortgage loans with terms from 10 to 30 years. These loans have generally been priced at current market rates for such loans. During the fourth quarter of 1998 the Bank began charging a fee to cover the cost of processing mortgage loans. The Bank currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one, two or three years from the outset of the loan or which adjust annually after a three, five or seven year initial fixed period. The interest rates for the Bank's ARM loans are indexed to the one year CMT Index. The Bank originates ARM loans with initially discounted rates, often known as "teaser rates." The Bank's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan. However, interest rates on the Bank's residential ARM loans may never adjust to be less than the initial rate of interest charged on any such loan.

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

    In June 1999, the Bank began purchasing one-to-four family first mortgage loans. As of December 31, 1999, $16.2 million of the loans had been purchased and placed in the Bank's loan portfolio.

    Multi-Family and Commercial Real Estate Lending.  The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 1999 was $12.2 million. The Bank's multi-family and commercial real estate loans may be made with terms up to 25 years and are offered with interest rates that adjust periodically. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental impact surveys are generally required for all commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the downpayment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at December 31, 1999 was $44.8 million, or 11.3% of total loans, and the Bank's commercial real estate loan portfolio at such date was $30.9 million, or 7.8% of total loans. The largest multi-family or commercial real estate loan in the Bank's portfolio (excluding loan participation interests) at December 31, 1999 was a performing $3.5 million commercial real estate loan secured by an office building located in St. Charles, Illinois.

    The Bank also purchases up to 90% participation interests in multi-family loans secured by real estate, most of which is located outside of the Bank's primary market area in southern Wisconsin and Minnesota. When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards. The Bank will generally hedge against participating in problematic loans by participating in those loans which have been in existence for one to two years and, accordingly, possess a positive payment history. At December 31, 1999, the Bank had $29.3 million in multi-family real estate loan participation interests, or 65.4% of multi-family loans and 7.4% of total loans.

    Loans secured by multi-family and commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one-to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards.

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

    At December 31, 1999, the Bank's largest construction or land loan was a performing loan with a $1.7 million carrying balance secured by land for the development commercial buildings in Carpentersville, Illinois. At December 31, 1999, the Bank had $14.0 million of construction and land loans which amounted to 3.5% of the Bank's total loans.

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

    Commercial Business Lending.  The Bank also originates commercial business loans in the forms of term loans and lines of credit to small- and medium-sized businesses operating in the Bank's primary market area. Such loans are generally secured by equipment, leases, inventory, accounts receivable and marketable securities; however, the Bank also makes unsecured commercial business loans. The maximum amount of a commercial business loan is limited by the Bank's loans-to-one-borrower limit which, at December 31, 1999, was $12.2 million. Depending on the collateral used to secure the loans, commercial loans are made in amounts up to 80% of the value of the property securing the loan. Term loans are generally offered with fixed rates of interest and terms of up to 10 years. All term loans fully amortize during the term of such loan. Business lines of credit have adjustable rates of interest and terms of up to one year. Business lines of credit adjust on a daily basis and are indexed to the prime rate as published in The Wall Street Journal. The Bank also issues both secured and unsecured letters of credit to business customers of the Bank. Acceptable collateral includes an assigned deposit account with the Bank, real estate or marketable securities. Letters of credit have a maximum term of 36 months.

    In making commercial business loans, the Bank considers primarily the financial resources of the borrower, the borrower's ability to repay the loan out of net operating income, the Bank's lending history with the borrower and the value of the collateral. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and other mitigating circumstances. The Bank's largest commercial loan at December 31, 1999 was $590,000. At such date, the Bank had $3.3 million of unadvanced commercial lines of credit.

At December 31, 1999, the Bank had $13.3 million of commercial loans which amounted to 3.4% of the Bank's total loans.

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

    Consumer Lending.  Consumer loans at December 31, 1999 amounted to $11.5 million, or 2.9% of the Bank's total loans, and consisted primarily of home equity lines of credit and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Bank's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles.

    Substantially all of the Bank's home equity lines of credit are secured by second mortgages on owner-occupied single-family residences located in the Bank's primary market area. At December 31, 1999, these loans totaled $10.0 million, or 2.5% of the Bank's total loans and 87.3% of consumer loans. Home equity lines of credit generally have adjustable-rates of interest which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum combined LTV ratio on home equity lines of credit is 89.9%. The underwriting standards employed by the Bank for home equity lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

    The Bank also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans. Secured personal loans are generally secured by deposit accounts. Unsecured personal loans generally have a maximum borrowing limitation of $25,000 and generally require a debt ratio of 38%. Automobile loans have a maximum borrowing limitation of 80% of the sale price of the automobile, except that existing customers of the Bank who meet certain underwriting criteria may borrow up to 100% of the sale price of the automobile. At December 31, 1999, personal loans (both secured and unsecured) totaled $1.0 million or 0.3% of the Bank's total loans and 8.5% of consumer loans; and automobile loans totaled $484,000, or 0.1% of total loans and 4.2% of consumer loans.

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

    Loans-to-One Borrower Limitations.  The Illinois Savings Bank Act imposes limitations on the aggregate amount of loans that an Illinois chartered savings bank can make to any one borrower. Under the Illinois Savings Bank Act the permissible amount of loans-to-one borrower is the greater of $500,000 (for a savings bank meeting its minimum capital requirements) or 20% of a savings bank's total capital plus general loan loss reserves. In addition, a savings bank may make loans in an amount equal to an additional 10% of the savings bank's capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral. Under Illinois law, a savings bank's capital consists of capital stock and noncumulative perpetual preferred stock, related paid-in capital, retained earnings and other forms of capital deemed to be qualifying capital by the Federal Deposit Insurance Corporation (the "FDIC"). Illinois law also permits an institution with capital in excess of 6% of assets to request permission of the Illinois Commissioner of Banks and Real Estate (the "Commissioner") to lend up to 30% of the institution's total capital and general loan loss reserves to one borrower for the development of residential housing properties within Illinois. At December 31, 1999, the Bank's ordinary limit on loans-to-one borrower under the Illinois Savings Bank Act was $12.2 million. The 30% limitation equaled $18.3 million at that date. At December 31, 1999, the Bank's five largest groups of loans-to-one borrower ranged from $3.7 million to $7.1 million, with the largest single loan in such groups being a $3.5 million loan secured by an office building located in St. Charles, Illinois. At December 31, 1999, there were no loans exceeding the 20% limitation. A substantial portion of each large group of loans is secured by real estate. At December 31, 1999, all of such loans were performing in accordance with their terms.

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

    In an effort to increase its volume of one- to four-family loan originations, the Bank has adopted certain changes to its underwriting standards and loan pricing strategies which may expose it to increased interest rate risk. Based upon the Bank's review of its existing underwriting standards, its minimal charge-off experience and the gain on the sale of foreclosed real estate experienced in recent periods, management recently determined to increase its debt to equity ratios required on one-to-four-family mortgage loans. At December 31, 1999, the Bank's ratio of nonperforming loans to total loans was 0.32%, and its ratio of nonperforming assets to total assets was 0.28%. The Bank had $168,000 of real estate owned and real estate in judgment at December 31, 1999. Net charge-offs amounted to $39,000 and $46,000 in 1999 and 1998, respectively. See "Delinquent Loans, Classified Assets and Real Estate Owned."

    The Bank's one- to four-family lending policy permits the investment in mortgage loans where the borrower's monthly mortgage and prorated real estate tax payments were less than 32% of the borrower's gross income, and where the borrower's total monthly obligations did not exceed 43% of the borrower's gross income. It is also the general practice of the Bank not to require private mortgage insurance, though the Bank retains the right to require such insurance on any loan with a loan to value ratio in excess of 80.0%. All loans with loan to value ratios in excess of 89.9% must have private mortgage insurance, with the exception of its "First-Time Home Buyer" and "American Dream Loan" programs. In addition, the Bank had historically priced its one- to four- family loans with loan to value ratios of between 80.0% and 89.9% at 50 basis points higher than loans with loan to value ratios of less than 80.0%, again in an effort to control the origination of such loans. The Bank has eliminated the price differential between loans with loan to value ratios of less than 80.0% and between 80.0% and 89.90% as a means of attracting more borrowers. The Bank believes that its underwriting standards are sufficient to allow it to adequately assess the creditworthiness of prospective borrowers. There can be no assurances, however, that increasing the permissible debt coverage ratios and loan-to-value ratios permitted for borrowers will not result in the Bank experiencing increased delinquencies and defaults on loans.

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

    When the Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, it establishes a specific allowance for loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. When the Bank classifies one or more assets, or portions thereof, as Loss, it either establishes a specific allowance for losses equal to 100% of the amount of the assets so classified or charges off such amount.

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

    The Bank reviews and classifies its assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies its assets in accordance with the management guidelines described above. At December 31, 1999, the Bank had $1.4 million, or 0.28%, of assets designated as Substandard, no loans were classified as Doubtful or Loss. At December 31, 1999, these classified assets totaled $1.4 million, representing 0.36% of loans receivable.

    The following tables set forth delinquencies in the Bank's loan portfolio past due 60 days or more:

	At December 31, 1999				At December 31, 1998
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	—	$—	9	$1,042	5	$334	7	$724
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate	—	—	1	226	—	—	1	203
Consumer	—	—	1	2	—	—	—	—
Home equity	3	42	—	—	2	37	—	—
Commercial business	—	—	—	—	—	—	1	79

Total	3	$42	11	$1,270	7	$371	9	$1,006

Delinquent loans to total loans (1)		0.01%		0.21%		0.12%		0.32%

	At December 31, 1997
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	4	$389	9	$757
Multi-family	—	—	1	1,171
Commercial real estate	—	—	—	—
Commercial business	2	74	—	—
Home equity	—	—	2	24
Other	—	—	—	—

Total	6	$463	12	$1,952

Delinquent loans to total loans (1)		0.19%		0.79%

(1)
Total loans represent gross loans receivable less deferred loan fees and unearned discounts.

    Nonperforming Assets.  The following table sets forth information regarding nonperforming loans, REO and RIJ. At December 31, 1999, the Bank had $168,000 of REO and RIJ. It is the general policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. For each of the five years ended December 31, 1999, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $46,000, $71,000, $49,000, $35,000, and $60,000, respectively.

	At December 31,
	1999	1998	1997	1996	1995
	(Dollars in thousands)
Nonperforming loans:
Mortgage loans:
One- to four-family	$1,042	$724	$757	$428	$787
Multi-family	—	—	1,171	—	—
Commercial real estate	226	203	—	—	—
Construction and land	—	—	—	—	—

Total mortgage loans	1,268	927	1,928	428	787

Other loans:
Home equity	—	—	24	—	—
Commercial business loans	—	79	—	22	—
Auto loans	—	—	—	—	2
Other	2	—	—	66	—

Total other loans	2	79	24	88	2

Total nonperforming loans	1,270	1,006	1,952	516	789

Real estate owned, and in judgment net (1)	168	193	98	67	477

Total nonperforming assets	$1,438	$1,199	$2,050	$583	$1,266

Nonperforming loans as a percent of loans (2)	0.32%	0.32%	0.79%	0.22%	0.36%
Nonperforming assets as a percent of total assets (3)	0.28%	0.28%	0.62%	0.19%	0.43%

(1)
REO balances are shown net of related loss allowances.

(2)
Loans receivable, net, excluding the allowance for loan losses.

(3)
Nonperforming assets consist of nonperforming loans and REO.

    Nonperforming loans totaled $1.3 million as of December 31, 1999, and included nine one- to four-family loans, with an aggregate balance of $1.0 million, one commercial real estate loan with a balance of $226,000 and one unsecured consumer loan with a balance of $2,000.

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

    Management calculates a loan loss allowance sufficiency analysis quarterly based upon the loan portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio and other factors. The analysis is compared to actual losses, peer group comparisons and economic conditions. As of December 31, 1999, the Bank's allowance for loan losses was $1.5 million, or 0.39%, of total loans and 121.7% of nonperforming loans as compared to $1.4 million, or 0.44%, of total loans and 136.5% of nonperforming loans as of December 31, 1998. The Bank had total nonperforming loans of $1.3 million at December 31, 1999 as compared to $1.0 million at December 31, 1998 and nonperforming loans to total loans of 0.32% at December 31, 1999 and 1998. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information available at December 31, 1999, the Bank's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. Based upon the Bank's plan to increase its emphasis on non-one- to four-family mortgage lending, the Bank expects to further increase its allowance for loan losses over future periods depending upon the then current conditions. However, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

    The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

	At or For the Year Ended December31,
	1999	1998	1997	1996	1995
	(Dollars in thousands)
Balance at beginning of period	$1,373	$1,126	$808	$754	$682
Provision for loan losses	211	293	354	54	72
Recoveries	2	—	—	—	—
Total charge-offs	(41)	(46)	(36)	—	—

Balance at end of period	$1,545	$1,373	$1,126	$808	$754

Allowance for loan losses as a percent of loans (1)	0.39%	0.44%	0.46%	0.34%	0.34%
Allowance for loan losses as a percent of nonperforming loans	121.7%	136.5%	57.7%	156.6%	95.6%

(1)
Loans receivable, net, excluding the allowance for loan losses.

    The following tables set forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At December 31,
	1999			1998			1997			1996			1995
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$592	38.4%	71.2%	$493	35.9%	75.2%	$404	35.9%	77.2%	$99	12.3%	75.9%	$100	13.3%	74.5%
Multi-family	147	9.5	11.3	82	6.0	8.7	103	9.1	8.0	20	2.5	9.2	21	2.8	10.5
Commercial real estate	318	20.6	7.8	204	14.9	6.6	114	10.1	4.5	149	18.4	4.2	120	15.9	4.4
Construction and land	127	8.3	3.5	135	9.8	4.4	185	16.4	5.5	205	25.4	6.7	156	20.7	7.3
Home equity	100	6.5	2.5	90	6.5	2.9	77	6.8	3.0	115	14.2	2.4	87	11.5	1.9
Commercial business loans	147	9.6	3.4	74	5.4	1.8	48	4.3	1.3	61	7.5	1.1	29	3.8	0.8
Auto loans	10	0.2	0.1	10	0.7	0.2	12	1.1	0.3	13	1.6	0.3	14	1.9	0.3
Loans on savings accounts	—	—	—	—	—	0.2	—	—	0.2	—	—	0.2	—	—	0.2
Other	47	3.1	0.2	44	3.2	—	29	2.6	—	19	2.4	—	97	12.9	0.1
Unallocated	57	3.8	—	241	17.6	—	154	13.7	—	127	15.7	—	130	17.2	—

Total allowance for loan losses	$1,545	100.0%	100.0%	$1,373	100.0%	100.0%	$1,126	100.0%	100.0%	$808	100.0%	100.0%	$754	100.0%	100.0%

    Real Estate Owned and Real Estate In Judgment.  At December 31, 1999, the Bank had $168,000 of REO and RIJ in its portfolio. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value.

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

    Mortgage-Backed Securities.  The Bank currently purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; and (ii) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and the Government National Mortgage Association ("GNMA"). The Bank invests in mortgage-backed securities insured or guaranteed by FNMA, FHLMC and GNMA. At December 31, 1999, mortgage-backed securities totalled $11.9 million, or 2.3%, of total assets and 2.4% of total interest earning assets, all of which was classified as available-for-sale. At December 31, 1999, 67.4% of the mortgage-backed securities were backed by adjustable-rate loans and 32.6% were backed by fixed-rate loans. The mortgage-backed securities portfolio had coupon rates ranging from 6.00% to 10.00% and had a weighted average yield of 6.29% at December 31, 1999. The estimated fair value of the Bank's mortgage-backed securities at December 31, 1999, was $11.9 million, which is $197,000 less than the amortized cost of $12.1 million.

    Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Bank and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Bank estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio. Of the Bank's $11.9 million mortgage-backed securities portfolio at December 31, 1999, $2.6 million with a weighted average yield of 6.33% had contractual maturities within five years and $9.3 million with a weighted average yield of 6.27% had contractual maturities over five years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

    U.S. Government Obligations.  At December 31, 1999, the Bank's U.S. Government securities portfolio totalled $60.8 million, all of which were classified as available-for-sale. Such portfolio primarily consists of medium-term (maturities of three to fifteen years) securities.

    Equity Investments.  At December 31, 1999, the Bank's equity investment portfolio totaled $300,000, all of which were classified available-for-sale. The portfolio consists of $100,000 of common stock and $200,000 of preferred stock in a small privately held company specializing in interest rate risk and web site design consulting.

    The following table sets forth the composition of the Bank's investment and mortgage-backed and mortgage-related securities portfolios in dollar amounts and in percentages at the dates indicated:

	At December 31,
	1999		1998		1997
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Investment securities:
U.S. Government obligations	$60,780	83.3%	$57,637	76.3%	$45,484	69.3%
Equity investments	300	0.4	—	—	—	—

Total investment securities	61,080	83.7	57,637	76.3	45,484	69.3

Mortgage-backed securities:
FHLMC	2,245	3.1	3,799	5.0	6,288	9.6
GNMA	6,072	8.3	8,327	11.0	8,673	13.2
FNMA	3,565	4.9	5,754	7.7	5,202	7.9

Total mortgage-backed securities	11,882	16.3	17,880	23.7	20,163	30.7

Total securities	$72,962	100.0%	$75,517	100.0%	$65,647	100.0%

    The following table sets forth the Bank's securities activities for the periods indicated. All investment securities in the Bank's portfolio are classified as available-for-sale.

	For the Year Ended December 31,
	1999	1998	1997
	(In thousands)
Beginning balance	$75,517	$65,647	$59,518

Investment securities purchased	29,137	45,717	21,074
Mortgage-backed securities purchased	—	6,282	4,114
Less:
Sale of investment securities	11,713	2,012	—
Principal repayments on mortgage-backed securities	5,796	8,232	5,966
Maturities of investment securities	11,084	31,697	13,144
Gain on sale of investment securities	(103)	(12)	—
Net amortization of premium	84	149	(6)
Change in net unrealized gains (losses) on available-for-sale securities	3,118	51	(45)

Ending balance	$72,962	$75,517	$65,647

    The following table sets forth at the dates indicated certain information regarding the amortized cost and market values of the Bank's investment and mortgage-backed and mortgage-related securities, all of which was classified as available-for-sale.

	At December 31,
	1999		1998		1997
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Investment securities:
U.S. Government obligations	$62,634	$60,780	$56,496	$57,637	$44,477	$45,484
Equity investment	300	300	—	—	—	—

Total investment securities	62,934	61,080	56,496	57,637	44,477	45,484

Mortgage-backed securities:
GNMA	6,162	6,072	8,422	8,327	8,610	8,673
FNMA	3,642	3,565	5,744	5,754	5,142	5,202
FHLMC	2,275	2,245	3,788	3,799	6,300	6,288

Total mortgage-backed securities	12,079	11,882	17,954	17,880	20,052	20,163

Total securities	$75,013	$72,962	$74,450	$75,517	$64,529	$65,647

    The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's securities portfolio, all of which was classified as available-for-sale, as of December 31, 1999.

	At December 31,1999
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
FHLMC	$—	—%	$1,145	5.99%	$—	—%	$1,100	7.32%	$2,245	6.64%
GNMA	2	7.39	—	—	158	10.01	5,912	5.94	6,072	6.04
FNMA	—	—	1,469	6.60	—	—	2,096	6.40	3,565	6.48

Total mortgage-backed securities	—	7.39	2,614	6.33	158	10.01	9,108	6.21	11,882	6.29
U.S. Government obligations	—	—	20,379	7.04	29,713	6.77	10,688	7.77	60,780	7.04

Total securities	$2	7.39	$22,993	6.96	$29,871	6.79	$19,796	7.02	$72,662	6.92

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

    At December 31, 1999, the Bank's deposits totaled $323.9 million, or 76.5%, of interest-bearing liabilities. For the year ended December 31, 1999, the average balance of core deposits (savings, NOW, money market and non-interest-bearing checking accounts) totaled $142.0 million, or 48.5% of total average deposits. At December 31, 1999, the Bank had a total of $175.3 million in certificates of deposit, of which $130.4 million had maturities of one year or less reflecting the shift in deposit accounts from savings accounts to shorter-term certificate accounts that has occurred in recent years. For the year ended December 31, 1999, the average balance of core deposits represented approximately 43.9% of total deposits and certificate accounts represented 54.1%, as compared to core deposits representing 45.6% of total deposits and certificate accounts representing 52.5% of deposits for the year ended December 31, 1998. Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank's core deposits and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates it may offer on deposit products.

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

    At December 31, 1999, the Bank had outstanding $32.7 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$6,985	5.36%
Over three through six months	5,070	5.22
Over six through 12 months	13,230	5.71
Over 12 months	7,435	5.39

Total	$32,720	5.49

    The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For the Year Ended December 31, 1999			For the Year Ended December 31, 1998			For the Year Ended December 31, 1997
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Money market accounts	$31,340	9.68%	3.53%	$27,068	10.04%	3.35%	$29,972	11.10%	3.16%
Passbook savings accounts	73,675	22.75	3.35	58,860	21.83	3.16	51,746	19.16	3.17
NOW accounts	28,044	8.66	1.80	29,166	10.82	1.65	26,617	9.86	1.82
Non-interest-bearing accounts	15,539	4.80	—	12,981	4.82	—	9,572	3.55	—

Total	148,598	45.88	2.75	128,075	47.51	2.54	117,907	43.67	2.61
Certificates of deposit	175,281	54.12	5.34	141,507	52.49	5.61	152,106	56.33	5.93

Total deposits	$323,879	100.00%	4.15	$269,582	100.00%	4.15	$270,013	100.00%	4.48

    The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

	Period to Maturity from December 31, 1999
	Less than One Year						At December 31,
		One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Total December 31, 1999
							1998	1997
	(In thousands)
Certificate accounts:
4.00% or less	$614	$—	$—	$—	$—	$614	$713	$448
4.01 to 5.00%	39,809	5,989	1,273	1,565	216	48,852	25,479	2,192
5.01 to 6.00%	76,514	9,726	8,402	9,664	773	105,079	78,422	98,945
6.01 to 7.00%	13,333	5,136	1,737	430	—	20,636	36,775	50,390
7.01 to 8.00%	100	—	—	—	—	100	118	131

Total at December 31, 1999	$130,730	$20,851	$11,412	$11,659	$989	$175,281	$141,507	$152,106

    Borrowed Funds.  The following table sets forth certain information regarding the Bank's borrowed funds at or for the years ended on the dates indicated:

	At or For the Year Ended December 31,
	1999	1998	1997
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$85,983	$42,750	$24,953

Maximum amount outstanding at any month-end during the year	$115,200	$57,000	$30,000

Balance outstanding at end of year	$115,200	$57,000	$24,000

Weighted average interest rate during the year	5.20%	5.32%	5.78%

Weighted average interest rate at end of year	5.38%	5.25%	5.70%

Subsidiary Activities

    Fox Valley Service Corporation of Elgin.  Fox Valley Service Corporation of Elgin ("Fox Valley") is the Bank's wholly-owned subsidiary which was incorporated in March 1974 for the purpose of entering into joint venture real estate development projects. Fox Valley currently owns a single parcel of real estate valued at $101,000.

    Fox Valley Financial Services, Inc.  Elgin Agency, Inc. was renamed Fox Valley Financial Services, Inc. ("FVFS") in April, 1999 and is the wholly-owned subsidiary of Fox Valley. FVFS is a service corporation that offers a wide variety of financial products and services for individuals and businesses, which includes various investment and insurance products. FVFSI has two salespeople who are employed on a commission basis.

Personnel

    As of December 31, 1999, the Bank had 96 full-time employees and 44 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

    The Commissioner has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Commissioner. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner. The Commissioner also assesses fees for examinations conducted by the Commissioner's staff, based upon the number of hours spent by the Commissioner's staff performing the examination. During the year ended December 31, 1999, the Bank paid approximately $41,000 in supervisory fees and expenses.

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

    In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio. These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant.

    The following is a summary of the Bank's regulatory capital at December 31, 1999:

Total Capital to Total Assets	11.55%
Total Capital to Risk-Weighted Assets	18.58%
Tier I Leverage Ratio	12.77%
Tier I to Risk-Weighted Assets	18.11%

    The FDIC and the other federal banking agencies, have adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

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

    In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.5 basis points, while Bank Insurance Fund ("BIF") members paid 1.3 basis points. By law, equal sharing of FICO payments between SAIF and BIF members began on January 1, 2000.

    The Bank's assessment rate for 1999 was zero. Payments toward the FICO bonds amounted to $162,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Federal Reserve System

    The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System

    The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1999 of $5.8 million.

    The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1999, 1998 and 1997, cash dividends from the FHLB to the Bank amounted to approximately $285,000, $160,000, and $140,000, respectively.

Holding Company Regulation

    Federal law allows a state savings bank that qualifies as a "qualified thrift lender" to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank has made such election and has received approval from the OTS to become a savings and loan holding company. The Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company. Because the Bank is chartered under Illinois law, the Company is also subject to registration with and regulation by the Commissioner.

    As a unitary savings and loan holding company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the qualified thrift lender test. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.

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

    In order to elect and continue to be regulated as a savings and loan holding company by the OTS, the Bank must continue to qualify as a qualified thrift lender. This requires the Bank to maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of December 31, 1999, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the test in each of the prior 12 months and, therefore, is a qualified thrift lender. Recent legislative amendments have broadened the scope of "qualified thrift investments" that go toward meeting the test to fully include credit card loans, student loans and small business loans.

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

    The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

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

Name	Age at 12/31/99	Position
Jerry L. Gosse	64	Vice President and Compliance Officer
Sandra L. Sommers	57	Senior Vice President—Savings
Joseph E. Stanczak	47	Senior Vice President
R. Scott Reining	44	Senior Vice President/Lending
Nancy L. Topalovich	45	Senior Vice President

Item 2. Properties.

    The Bank conducts its business through an executive and full-service branch office located in Elgin and five other full-service branch offices. The Bank completed construction on the fifth full-service branch, which is located in neighboring Huntley, Illinois, in October, 1999. The Company believes that the Bank's facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 1999
				(In thousands)
Executive/Main/Branch Office:
1695 Larkin Avenue Elgin, Illinois 60123	Owned	1973	—	$1,231
Branch Offices:
850 Summit Street Elgin, Illinois 60120	Owned	1983	—	354
176 East Chicago Avenue Elgin, Illinois 60120	Owned	1953	—	182
1000 S. McLean Boulevard Elgin, Illinois 60123	Leased	1996	2011	148
390 South Eighth Street Route 31 & Village Quarter Road West Dundee, Illinois 60118	Owned	1980	—	1,099
13300 Route 47 Huntley, Illinois 60142	Owned	1998	—	2,756
Other Properties:
44 South Lyle Street Elgin, Illinois 60123 (1)	Owned	1986	—	90
1665 Larkin Avenue Elgin, Illinois 60123 (2)	Owned	1996	—	1,162

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

Item 3. Legal Proceedings.

    The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

    The Common Stock of the Company is traded on the American Stock Exchange under the symbol "EFC." The stock began trading on April 3, 1998. To date, the Company has not paid a dividend to its shareholders. In the future, the Board of Directors may consider a policy of paying cash dividends on the Common Stock. As of March 10, 2,000, there were 2,855 recordholders of the Common Stock of the Company, which includes shares held in street name. The following table sets forth for the quarters indicated the range of high and low sale price information for the Common Stock of the Company as reported on the American Stock Exchange.

	Year Ended December 31, 1999
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	10 7/8	11 1/2	11 3/4	12
Low	9 3/4	9 11/16	9 9/16	9 1/8

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

    In recent years, the Bank has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate mortgage loans and shorter-term fixed-rate mortgage loans, consumer loans consisting primarily of home equity lines of credit and short-term commercial business loans and (2) investing in short-term and adjustable-rate securities which may generally bear lower yields as compared to longer-term investments, but which better position the Bank for increases in market interest rates. The Bank currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

    In the event of sharply rising interests rates, the Bank has, with retention in mind, competitively price deposits, particularly time deposits. As necessary, the Bank has offered competitive special products to increase retention. Historically, the Bank has retained significant levels of maturing time deposits based on the above practice, as well as effective customer service and long-standing relationships with customers. From January 1, 1999 to December 31, 1999, the Bank experienced an 84.4% retention rate of funds maturing from time deposits.

    Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 1999, the Bank's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was (23.45)%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1999, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. For loans on residential properties, adjustable-rate loans, and fixed-rate loans, actual repricing and maturity dates were used. Mortgage-backed securities were assumed to prepay at rates between 16.5% and 22.8% annually. Savings accounts were assumed to decay at 14.12%, 14.12%, 28.24%, 12.08%, 8.73%, 12.64%, and 10.08%, money market savings accounts were assumed to decay at 13.15%, 13.15%, 26.29%, 28.93%, 11.28%, 6.52% and 0.68%, and NOW accounts were assumed to decay at 8.68%, 8.68%, 17.36%, 37.46%, 15.96%, 10.45% and 1.40% for the periods of three months or less, three to six months, six to 12 months, one to three years, three to five years, five to ten years and more than ten years, respectively.

These assumptions are generally based on the OTS's deposit decay guidelines at December 31, 1999. Prepayment and deposit decay rates can have a significant impact on the Bank's estimated gap. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

	At December 31, 1999
	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 10 Years	More than 5 Years to 10 Years	More than 10 Years	Total
	(Dollars in thousands)
Interest-earning assets (1):
Short-term deposits	$14,616	$—	$—	$—	$—	$—	$—	$14,616
Investment securities (2)	6	6	13	10,717	4,695	38,197	9,000	62,634
Mortgage-backed and mortgage-related securities (2)	605	576	1,074	3,977	2,069	2,159	1,619	12,079
Mortgage loans, net (3)	13,507	10,092	17,334	53,825	67,061	61,283	147,123	370,225
Other loans (3)	15,809	801	167	846	3,585	3,219	76	24,503
FHLB stock	5,760	—	—	—	—	—	—	5,760

Total interest-earning assets	50,303	11,475	18,588	69,365	77,410	104,858	157,818	489,817

Interest-bearing liabilities:
Money market savings accounts	4,121	4,121	8,239	9,067	3,535	2,043	214	31,340
Passbook savings accounts	10,403	10,403	20,806	8,900	6,432	9,313	7,418	73,675
NOW accounts	2,434	2,434	4,868	10,505	4,476	2,931	386	28,044
Certificates of deposit	29,959	35,253	65,155	32,262	12,652	—	—	175,281
FHLB advances	—	2,000	—	23,500	52,700	37,000	—	115,200

Total interest-bearing liabilities	46,917	54,211	99,068	84,234	79,795	51,287	8,028	423,540

Interest sensitivity gap (4)	$3,386	$(42,736)	$(80,480)	$(14,869)	$(2,385)	$53,571	$149,790	$66,277

Cumulative interest sensitivity gap	$3,386	$(39,350)	$(119,830)	$(134,699)	$(137,084)	$(83,513)	$66,277

Cumulative interest sensitivity gap as a percentage of total assets	0.66%	(7.70)%	(23.45)%	(26.36)%	(26.83)%	(16.34)%	12.97%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	0.69%	(8.03)%	(24.46)%	(27.50)%	(27.99)%	(17.05)%	13.53%
Cumulative net interest-earning assets as a percentage of cumulative interest- bearing liabilities	107.22%	49.74%	40.14%	52.64%	62.36%	79.90%	115.65%

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

    Average Balance Sheet.  The following table sets forth certain information relating to the Bank for the years ended December 31, 1999, 1998 and 1997. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields.

	For the Year Ended December 31,
	1999			1998			1997
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term deposits	$19,339	632	3.27%	$28,531	$1,028	3.60%	$11,512	$320	2.78%
Investment securities	57,909	3,738	6.46	59,093	3,920	6.63	40,065	2,849	7.11
Mortgage-backed and mortgage-related securities	13,734	971	7.07	18,740	1,146	6.12	20,132	1,388	6.89
Mortgage loans, net	332,331	24,901	7.49	268,709	20,806	7.74	234,008	18,875	8.07
Other loans	17,964	1,457	8.11	13,881	1,256	9.05	10,779	905	8.40
FHLB stock	4,320	285	6.60	2,438	160	6.56	2,051	140	6.81

Total interest-earning assets	445,597	31,984	7.18	391,392	28,316	7.24	318,547	24,477	7.68

Noninterest-earning assets	19,197			15,323			7,288

Total assets	$464,794			$406,715			$325,835

Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
Money market accounts	$29,379	$1,037	3.53%	$27,747	$939	3.38%	$27,645	$942	3.41%
Passbook savings accounts	70,260	2,356	3.35	56,365	1,831	3.25	49,635	1,515	3.05
NOW accounts	27,414	493	1.80	27,176	535	1.97	25,853	520	2.01
Certificates of deposit	150,680	7,946	5.27	145,435	8,520	5.86	149,802	8,831	5.90

Total deposits	277,733	11,832	4.26	256,723	11,825	4.61	252,935	11,808	4.67
FHLB advances	85,983	4,469	5.20	42,750	2,273	5.32	24,953	1,441	5.78

Total interest-bearing liabilities	363,716	16,301	4.48	299,473	14,098	4.71	277,888	13,249	4.77

Noninterest-bearing liabilities	24,051			29,459			16,937

Total liabilities	387,767			328,932			294,825
Total equity	77,027			77,783			31,010

Total liabilities and equity	$464,794			$406,715			$325,835

Net interest income		$15,683			$14,218			$11,228

Interest rate spread			2.70%			2.53%			2.91%

Net interest margin as a percent of interest-earning assets			3.52%			3.63%			3.52%

Ratio of interest-earning asse ts to interest-bearing liabilities			122.51%			130.69%			114.63%

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

	Year Ended December 31, 1999 Compared to Year Ended December 31, 1998			Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Short-term deposits	$(308)	$(88)	$(396)	$591	$117	$708
Investment securities	(80)	(101)	(182)	1,248	(177)	1,071
Mortgage-backed and mortgage-related securities, net	(418)	243	(175)	(93)	(149)	(242)
Mortgage loans, net	4,741	(647)	4,095	2,666	(735)	1,931
Other loans	310	(109)	201	277	74	351
FHLB stock	124	1	125	25	(5)	20

Total interest-earning assets	4,369	(701)	3,668	4,714	(875)	3,839

Interest-bearing liabilities:
Money market accounts	56	42	98	2	(5)	(3)
Passbook savings accounts	467	58	525	206	110	316
NOW accounts	5	(47)	(42)	24	(9)	15
Certificates of deposit	320	(894)	(574)	(252)	(59)	(311)
FHLB advances	2,246	(50)	2,196	937	(105)	832

Total interest-bearing liabilities	3,094	(891)	2,203	917	(68)	849

Net change in net interest income	$1,275	$190	$1,465	$3,797	$(807)	$2,990

Comparison of Financial Condition For the Years Ended December 31, 1999 and December 31, 1998

    Total assets at December 31, 1999 were $510.2 million, which represented an increase of $89.3 million, or 21.2%, compared to $420.9 million at December 31, 1998. The change in total assets was primarily due to an increase in loans receivable of $87.0 million, or 28.2%, to $396.0 million at December 31, 1999 from $309.0 million at December 31, 1998. The 28.2% increase in loans was due to the Company's strategy to utilize its excess capital to grow the Bank's total assets. The increase in loans receivable was attributed to a $49.6 million increase in the Bank's one-to-four-family mortgage portfolio; a $17.7 million increase in the multi-family mortgage loan portfolio; and a $10.5 million increase in the commercial real estate mortgage loan portfolio during the year ended December 31, 1999. Loans originated and purchased totaled $121.8 and $39.0 million, respectively for the year ended December 31, 1999. The growth in total assets was funded by increases in borrowed money and savings deposits. Borrowed money, representing FHLB advances, increased $58.2 million to $115.2 million at December 31, 1999 from $57.0 million at December 31, 1998. Savings deposits increased $54.3 million to $323.9 million at December 31, 1999 from $269.6 million at December 31,

1998. Stockholders' equity decreased $22.4 million to $66.4 million at December 31, 1999 from $88.8 million at December 31, 1998. The decrease in stockholders' equity was primarily the result of the Company's successful completion of a Modified Dutch Auction Tender, that expired on June 1, 1999, wherein 1,709,544 shares, or 24.0%, of the Company's outstanding shares of common stock were purchased at $12.00 per share. In addition, a substantial portion of a 5.0% stock repurchase, announced October 1, 1999, was completed by December 31, 1999, contributing to the reduction in stockholders' equity. This repurchase, the Company's third, was completed on January 13, 2000. As of December 31, 1999, there were 5,160,250 shares of common stock outstanding.

Comparison of Financial Condition For the Years Ended December 31, 1998 and December 31, 1997

    Total assets at December 31, 1998 were $420.9 million, which represented an increase of $89.0 million, or 26.8%, compared to $331.9 million at December 31, 1997. The change in total assets was primarily due to an increase in loans receivable, cash and cash equivalents and investment securities. Loans receivable, net, increased by $62.3 million, or 25.3%, to $309.0 million at December 31, 1998 as compared to $246.7 million at December 31, 1997. The increase in loans receivable was attributable to a $42.1 million increase in the Bank's one- to four-family mortgage loan portfolio; a $7.3 million increase in the multi- family mortgage loan portfolio; and a $9.2 million increase in the commercial real estate mortgage loan portfolio during the year ended December 31, 1998. Cash and cash equivalents increased by $13.2 million to $23.3 million at December 31, 1998 as compared to $10.1 million at December 31, 1997. Investment securities increased by $12.1 million, or 26.7%, to $57.6 million at December 31, 1998 as compared to $45.5 million at December 31, 1997. This increase was primarily due to an increase of $11.6 million in U.S. Treasuries and government securities to $47.1 million at December 31, 1998 compared to $35.5 million at December 31, 1997. The growth in total assets was funded by increases in borrowed money and the initial public offering. Borrowed money, representing FHLB advances, increased by $33.0 million to $57.0 million at December 31, 1998 as compared to $24.0 million at December 31, 1997. Stockholders' equity increased by $56.6 million to $88.8 million at December 31, 1998 as compared to $32.2 million at December 31, 1997. This increase is primarily due to the proceeds generated in the stock conversion, amounting to $72.8 million, net of $4.4 million of treasury stock purchased; a contribution of $9.0 million to enable the ESOP Trustee to purchase stock to fund the ESOP stock purchased; and $3.7 million used to purchase stock to fund the incentive plan.

Comparison of Operating Results for the Years Ended December 31, 1999 and December 31, 1998

    General.  The Company's net income increased $3.8 million, to $4.0 million for the year ended December 31, 1999, from $264,000 for the year ended December 31, 1998. Net income for the year ended December 31, 1998 was impacted by the recognition of a one-time $5.5 million pre-tax ($3.5 million after tax) expense related to the establishment of the Elgin Financial Foundation (the "Foundation") as part of the Bank's conversion in 1998 from mutual to stock form (the "Conversion"). Net income of the Company, excluding the one-time, non-recurring contribution to the Foundation, amounted to $3.8 million for the year ended December 31, 1998.

    Interest Income.  Interest income increased $3.7 million, or 13.0%, to $32.0 million for the year ended December 31, 1999, compared with the same period in 1998. This increase resulted from an increase in average interest-earning assets offset by a decrease in average yield. The largest component was an increase of $4.1 million in mortgage loan interest income for the year ended December 31, 1999. This resulted from an increase in average balance of $63.6 million, partly the result of loans purchased during the year totaling $39.0 million, offset by a decrease in average yield of 25 basis points. This was further offset by a decrease of $628,000 in investment and mortgage-backed securities available-for-sale, short-term deposits and FHLB stock interest income. This resulted from a decrease in average balance of $13.5 million offset by an increase in average yield of 16 basis points. Overall, the average yield on the Bank's interest-earning assets decreased by 6 basis points to 7.18% for the year ended December 31, 1999 from 7.24% for the year ended December 31, 1998. The decrease in average yield is due to a general decline in interest rates. The average balance of interest-earning assets increased $54.2 million, or 13.9%, to $445.6 million for the year ended December 31, 1999 from $391.4 million for the comparable period in 1998.

    Interest Expense.  Interest expense increased by $2.2 million, or 15.6%, to $16.3 million for the year ended December 31, 1999, from$14.1 million for the year ended December 31, 1998. This increase resulted from the increase in the average balance of interest-bearing liabilities, offset by an overall decrease in the average rate paid on those interest-bearing liabilities. The average rate paid on total deposits decreased 23 basis points to 4.48% for the year ended December 31, 1999 from 4.71% for the year ended December 31, 1998. The average balance of deposits increased $21.0 million, or 8.2%, to $277.7 million for the year ended December 31, 1999 from $256.7 million for the year ended December 31, 1998. This resulted in a level of interest expense on deposits of $11.8 million for 1999 and 1998.

    The larger increase came in the area of FHLB advances. Interest expense resulting from borrowed money increased by $2.2 million. The average rate paid on borrowed money decreased 12 basis points to 5.20% for the year ended December 31, 1999 from 5.32% for the year ended December 31, 1998. This decrease in average rate was offset by an increase of $43.2 million in the average balance of borrowed money to $86.0 million for the year ended December 31, 1999 from $42.8 million for the year ended December 31, 1998.

    Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $1.5 million, or 10.30%, to $15.7 million for the year ended December 31, 1999 from $14.2 million for the year ended December 31, 1998. This increase was primarily attributed to a $54.2 million increase in average interest-earning assets, at an average yield of 7.18%, offset by an increase in the average balance of interest-bearing liabilities of $64.2 million, at an average cost of 4.48%. This combination resulted in an increase on interest rate spread of 17 basis points to 2.70% for the year ended December 31, 1999 from 2.53% for the year ended December 31, 1998. This increase in interest rate spread is due to a lower cost of deposits in the Bank's local market area. The net interest margin as a percent of interest-earning assets decreased 11 basis points to 3.52% for the year ended December 31, 1999 as compared to 3.63% for the comparable period in 1998.

    Provision for Loan Losses.  The Bank's provision for loan losses decreased $82,000 to $211,000 for the year ended December 31, 1999 from $293,000 in 1998. At December 31, 1999 and 1998, non-performing loans totaled $1.3 million and $1.0 million, respectively. At December 31, 1999 and 1998 the balance of the allowance for loan losses totaled $1.5 million and $1.4 million, respectively. At December 31, 1999, the ratio of the allowance for loan losses to non-performing loans was 121.7% compared to 136.5% at December 31, 1998. The ratio of the allowance to total loans was 0.39% and 0.44% at December 31, 1999 and 1998, respectively. Net charge-offs totaled $39,000 and $46,000 in 1999 and 1998, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the current loan portfolio, and other factors. This analysis is designed to reflect estimated credit losses for specifically identified loans, as well as estimated credit losses inherent in the remainder of the loan portfolio. The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank's portfolio. The reserve methodology also critically assesses those loans adversely classified in the portfolio by management as doubtful, substandard or special mention. These allowance components are set at a higher factor than the non-classified one- to four-family loans in the portfolio to reflect the greater level of risk to which management believes the Bank is exposed. Management believes that the provision for loan losses and the allowance for loan losses are currently adequate to cover probable losses in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

    Noninterest Income.  Noninterest income totaled $1.2 million and $906,000 for the years ended December 31, 1999 and 1998, respectively. Service fees increased $263,000 to $956,000 for the year ended December 31, 1999 from $693,000 for the comparable period in 1998. In addition, insurance commissions increased $35,000 to $127,000 for the year ended December 31, 1999 from $92,000 for the year ended December 31, 1998. Finally, gains on the sales of securities increased $91,000 to $103,000 for the year ended December 31, 1999 from $12,000 for the comparable period in 1998. These increases were offset by a $68,000 decrease to $53,000 in other income for the year ended December 31, 1999 from $121,000 for the year ended December 31, 1998.

    Noninterest Expense.  Noninterest expense decreased by $4.1 million, to $10.5 million for the year ended December 31, 1999 from $14.6 million for the comparable period in 1998. The noninterest expense in 1998 was impacted by the Company establishing the Foundation with a one-time $5.5 million non-recurring pre-tax donation, as part of the Conversion. This donation was funded with authorized but unissued common stock immediately following the conversion. This contribution amounted to 8.0% of the common stock sold. Compensation and benefits increased by $1.0 million, or 21.5%, to $5.6 million for the year ended December 31, 1999 compared to $4.6 million for the year ended December 31, 1998. This increase was primarily due to a combination of annual salary increases, the adoption of a Stock Award Plan, which was approved in October 1998 and the adoption of and Employee Stock Ownership Plan, which was established in 1998 in connection with the Conversion. In addition, the full service facility, which opened in Huntley was completely staffed, as well as other employee additions throughout the Bank. All other operating expenses, including advertising, depreciation and repairs, marketing, postage, communications, data processing and other office expense increased by a combined $461,000, or 10.4% to $4.9 million for the year ended December 31, 1999 compared to $4.4 million for the comparable period in 1998. Of this increase, $181,000 is related to advertising, which was due to the grand opening of the Huntley facility as well as additional promotion of the Bank's subsidiary Fox Valley Financial Services, Inc.; $86,000 of depreciation; $79,000 of office building expenses; and $56,000 of data processing expense. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

    Income Tax Expense.  Income tax totaled $2.2 million for the year ended December 31, 1999 compared to $10,000 for the comparable period in 1998. The increase in the provision for income taxes was the result of an increase in pretax income of $6.0 million to $6.3 million for the year ended December 31, 1999 from $274,000 for the same period in 1998. This increase is primarily attributable to the 1998 one-time non-recurring $5.5 million donation made to establish the Foundation.

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

    The primary investing activities of the Bank are the origination of primarily residential one-to four-family loans and, to a lesser extent, multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed and mortgage-related securities. During the years ended December 31, 1999, 1998, and 1997, the Bank's loan originations totaled $121.8 million, $142.6 million and $67.3 million, respectively. Purchases of mortgage-backed securities totaled $0 and $6.3 million for the years ended December 31, 1999 and 1998, respectively. These activities were funded primarily by deposit growth and principal repayments on loans and mortgage-backed securities. The Bank experienced a net increase (decrease) in total deposits of $54.3 million, ($431,000) and $16.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors, the Bank and other factors.

    The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1999, cash and interest-bearing demand accounts totaled $22.2 million, or 4.4% of total assets. The Bank closely monitors its liquidity position on a daily basis. On a longer-term basis, the Bank maintains a strategy of investing in various lending products as described in greater detail under Item 1 to this Annual Report. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At December 31, 1999, the Bank had $115.2 million of outstanding FHLB borrowings.

    Outstanding commitments to originate first mortgage loans totaled $11.0 million at December 31, 1999. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1999 totaled $92.3 million. From December 31, 1998 to December 31, 1999, the Bank experienced an 84.4% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

    At December 31, 1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $59.3 million, or 12.77% of adjusted assets, which is above the required level of $18.6 million, or 4.00%, and risk-based capital of $60.9 million, or 18.58% of adjusted assets, which is above the required level of $26.2 million, or 8.00%.

    The capital injection resulting from the Conversion in 1998 of $72.8 million significantly increased liquidity and capital resources. A portion of the net proceeds were invested in marketable securities. The initial level of liquidity has been reduced as net proceeds are utilized for general corporate purposes, including the funding of lending activities and expansion of facilities and to a greater degree the repurchase of the Company's common stock. These repurchases totaled $23.3 million for the year ended December 31, 1999.

Year 2000 Compliance

    The Bank completed a company-wide initiative to address the Year 2000 issue. Using the guidelines set forth in the Federal Financial Institutions Examination Council ("FFIEC") Interagency Statement, Year 2000 Project Management Awareness, the Company developed a comprehensive action plan to prepare, as necessary, computer systems and facilities.

    The Bank did not experience any material disruptions of the systems or software applications due to the start of the Year 2000 nor has the Bank experienced any problems with third party vendors, suppliers or service providers. The Bank developed contingency plans, which were validated by a third party and will be updated periodically during 2000. These plans continue to be maintained and can be implemented, in the unlikely event that, any mission critical systems fail. The Bank will continue to monitor system performance at critical dates throughout 2000.

    The Bank incurred and recorded $58,000 in expense through December 31, 1999 relating to Year 2000 matters. The level of cost is not considered material to the operations of the Company. Internal staff time spent on Year 2000 activities was extensive, however, such time and expense was not quantified. No material expenses are expected to be incurred in 2000.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

    The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates similar to the assumptions utilized for the Gap Table. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of December 31, 1999.

				NPV as % of Portfolio Value of Assets
	Net Portfolio Value
Change in Interest Rates In Basis Points (Rate Shock)
	Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)
300	$39,013	$(24,158)	(38.24)%	8.15%	(34.59)%
200	46,017	(17,154)	(27.15)	9.45	(24.16)
100	53,762	(9,409)	(14.89)	10.83	(13.08)
Static	63,171	—	—	12.46	—
(100)	68,493	5,322	8.42	13.34	7.06
(200)	74,398	11,227	17.77	14.25	14.37
(300)	73,691	10,520	16.65	14.01	12.44

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

    For a further discussion regarding Quantitative and Qualitative Disclosure about Market Risk, see Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk and Market Risk Analysis."

Item 8. Financial Statements and Supplementary Data.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 1999 and 1998

(With Independent Auditors' Report Thereon)

Independent Auditors' Report

The Board of Directors
EFC Bancorp, Inc.:

    We have audited the accompanying consolidated balance sheets of EFC Bancorp, Inc. and subsidiaries (the Company) as of December 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFC Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                      /s/ KPMG LLP

Chicago, Illinois
March 3, 2000

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1999 and 1998

	1999	1998
Assets
Cash and cash equivalents:
On hand and in banks	$6,839,710	2,217,242
Interest bearing deposits with financial institutions	15,333,885	21,062,664

Total cash and cash equivalents	22,173,595	23,279,906
Loans receivable, net	396,006,771	308,990,195
Mortgage-backed securities available-for-sale, at fair value	11,882,080	17,880,124
Investment securities available-for-sale, at fair value	61,079,696	57,636,600
Foreclosed real estate	168,145	192,564
Stock in Federal Home Loan Bank of Chicago, at cost	5,760,000	2,849,840
Accrued interest receivable	2,807,426	1,971,598
Office properties and equipment, net	8,640,410	6,529,734
Other assets	2,453,629	1,545,345

Total assets	$510,971,752	420,875,906

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$323,879,293	269,581,995
Borrowed money	115,200,000	57,000,000
Advance payments by borrowers for taxes and insurance	897,038	643,051
Income taxes payable	528,421	1,263,619
Accrued expenses and other liabilities	4,044,911	3,631,972

Total liabilities	444,549,663	332,120,637

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 Shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 Shares; issued 7,491,434 shares at December 31, 1999 and 1998	74,914	74,914
Additional paid-in capital	72,039,597	72,213,277
Treasury stock, at cost, 2,331,184 and 374,500 shares at December 31, 1999 and 1998, respectively	(27,671,724)	(4,355,125)
Unearned employee stock ownership plan (ESOP), 519,406 and 559,360 Shares at December 31, 1999 and 1998, respectively	(7,766,459)	(8,363,878)
Unearned stock award plan, 222,224 and 289,668 shares at December 31, 1999 and 1998, respectively	(2,472,242)	(3,222,561)
Retained earnings, substantially restricted	33,469,424	31,757,826
Accumulated other comprehensive income (loss)	(1,251,421)	650,816

Total stockholders' equity	66,422,089	88,755,269
Commitments and contingencies

Total liabilities and stockholders' equity	$510,971,752	420,875,906

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 1999, 1998 and 1997

	1999	1998	1997
Interest income:
Loans secured by real estate	$24,900,473	20,806,230	18,874,827
Other loans	1,457,010	1,256,049	905,294
Mortgage-backed securities available-for-sale	971,192	1,146,033	1,387,967
Investment securities available-for-sale and interest Bearing deposits with financial institutions	4,655,066	5,107,268	3,308,522

Total interest income	31,983,741	28,315,580	24,476,610
Interest expense:
Deposits	11,832,427	11,825,046	11,807,629
Borrowed money	4,468,830	2,272,968	1,441,347

Total interest expense	16,301,257	14,098,014	13,248,976

Net interest income before provision for loan losses	15,682,484	14,217,566	11,227,634
Provision for loan losses	211,000	293,000	353,649

Net interest income after provision for loan losses	15,471,484	13,924,566	10,873,985

Noninterest income:
Service fees	955,937	692,962	600,567
Real estate and insurance commissions	126,656	92,048	158,038
Gain (loss) on sale of foreclosed real estate	—	(12,199)	7,915
Gain on sale of securities	102,940	11,814	—
Other	53,357	121,342	34,011

Total noninterest income	1,238,890	905,967	800,531

Noninterest expense:
Compensation and benefits	5,564,294	4,581,486	3,915,509
Office building, net	392,158	312,906	304,383
Depreciation and repairs	790,122	703,950	623,158
Data processing	449,453	393,135	311,924
Federal insurance premiums	161,663	176,833	162,534
NOW account operating expenses	285,298	259,785	235,702
Foundation contribution	—	5,548,651	—
Other	2,809,297	2,579,957	2,045,576

Total noninterest expense	10,452,285	14,556,703	7,598,786

Income before income taxes	6,258,089	273,830	4,075,730
Income tax expense	2,237,295	10,000	1,388,067

Net income	$4,020,794	263,830	2,687,663

Earnings (loss) per share:
Basic	$0.72	(0.08)	n/a
Diluted	0.72	(0.08)	n/a

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 1999, 1998, and 1997

	Number of Common Stock Shares	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP plan shares	Unearned stock award plan shares	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 1996		$—	—	—	—	—	28,806,333	706,431	29,512,764
Comprehensive income:
Net income		—	—	—	—	—	2,687,663	—	2,687,663
Change in net unrealized gain (loss) on Securities available-for-sale		—	—	—	—	—	—	44,550	44,550
Income tax effect		—	—	—	—	—	—	(15,236)	(15,236)

Total comprehensive income									2,716,977

Balance at December 31, 1997		—	—	—	—	—	31,493,996	735,745	32,229,741
Issuance of common stock	7,491,434	74,914	72,694,412	—	—	—	—	—	72,769,326
Unearned employee stock ownership plan Shares issued	(599,314)	—	—	—	(8,961,298)	—	—	—	(8,961,298)
Treasury stock purchased	(374,500)	—	—	(4,355,125)	—	—	—	—	(4,355,125)
Unearned stock award plan shares purchased	(299,657)	—	(373,790)	—	—	(3,333,684)	—	—	(3,707,474)
ESOP shares committed to be released	39,954	—	(107,345)	—	597,420	—	—	—	490,075
Stock award plan—shares allocated	9,989	—	—	—	—	111,123	—	—	111,123
Comprehensive income:
Net income		—	—	—	—	—	263,830	—	263,830
Change in net unrealized gain (loss) on Securities available-for-sale, less Reclassification adjustment for realized Gains included in net income of $11,814		—	—	—	—	—	—	(51,242)	(51,242)
Income tax effect		—	—	—	—	—	—	(33,687)	(33,687)

Total comprehensive income									178,901

Balance at December 31, 1998		74,914	72,213,277	(4,355,125)	(8,363,878)	(3,222,561)	31,757,826	650,816	88,755,269
Treasury stock purchased	(1,956,684)	—	—	(23,316,599)	—	—	—	—	(23,316,599)
ESOP shares committed to be released	39,954	—	(173,680)	—	597,419	—	—	—	423,739
Stock award plan—shares allocated	67,444	—	—	—	—	750,319	—	—	750,319
Dividends declared ($.40 per share)		—	—	—	—	—	(2,309,196)	—	(2,309,196)
Comprehensive income:
Net income		—	—	—	—	—	4,020,794	—	4,020,794
Change in net unrealized gain (loss) on Securities available-for-sale, less Reclassification adjustment for realized Gains included in net income of $102,940		—	—	—	—	—	—	(3,118,422)	(3,118,422)
Income tax effect		—	—	—	—	—	—	1,216,185	1,216,185

Total comprehensive income									2,118,557

Balance at December 31, 1999		$74,914	72,039,597	(27,671,724)	(7,766,459)	(2,472,242)	33,469,424	(1,251,421)	66,422,089

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1999, 1998, and 1997

	1999	1998	1997
Cash flows from operating activities:
Net income	$4,020,794	263,830	2,687,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts, net	83,619	149,880	(5,424)
Provision for loan losses	211,000	293,000	353,649
Deferred income tax expense (benefit)	(278,308)	(2,231,079)	82,927
Stock award plan shares allocated	750,319	111,123	—
ESOP shares committed to be released	597,419	597,420	—
Change in fair value of ESOP shares	(173,680)	(107,345)	—
Depreciation and amortization of office properties and equipment	565,274	506,884	428,623
Loss (gain) on sale of foreclosed real estate	—	12,199	(7,915)
Gain on sale of investment securities	(102,940)	(11,814)	—
Loss on disposition of branch	—	82,752	—
Decrease (increase) in accrued interest receivable and other assets, net	(1,744,112)	596,467	(794,087)
Increase (decrease) in income taxes payable, accrued expenses and other liabilities, net	910,196	(114,561)	1,238,288

Net cash provided by operating activities	4,839,581	148,756	3,983,724

Cash flows from investing activities:
Net increase in loans receivable	(48,291,349)	(54,137,235)	(9,131,659)
Purchases of loans receivable	(38,995,788)	(9,712,698)	(239,000)
Purchases of mortgage-backed securities available-for-sale	—	(6,282,062)	(4,114,358)
Principal payments on mortgage-backed securities available-for-sale	5,796,437	8,231,538	5,966,402
Maturities of investment securities available-for-sale	11,084,307	31,696,914	13,143,950
Proceeds from sale of investment securities available-for-sale	11,712,628	2,011,814	—
Purchases of investment securities available-for-sale	(29,137,525)	(45,717,111)	(21,074,337)
Purchases of office properties and equipment	(2,675,950)	(1,729,824)	(1,475,700)
Purchases of stock in the Federal Home Loan Bank of Chicago	(2,910,160)	(798,840)	—
Proceeds from sale of foreclosed real estate	83,980	1,156,106	187,037

Net cash used in investing activities	(93,333,420)	(75,281,398)	(16,737,665)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	72,769,326	—
Purchase of common stock by ESOP	—	(8,961,298)	—
Purchase of treasury stock	(23,316,599)	(4,355,125)	—
Purchase of stock award plan stock	—	(3,707,474)	—
Net increase (decrease) in deposits	54,297,298	(431,435)	16,899,485
Cash dividends paid	(1,793,171)	—	—
Proceeds from borrowed money	100,200,000	39,000,000	49,000,000
Repayments on borrowed money	(42,000,000)	(6,000,000)	(54,000,000)

Net cash provided by financing activities	87,387,528	88,313,994	11,899,485

Net increase (decrease) in cash and cash equivalents	(1,106,311)	13,181,352	(854,456)
Cash and cash equivalents at beginning of year	23,279,906	10,098,554	10,953,010

Cash and cash equivalents at end of year	$22,173,595	23,279,906	10,098,554

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$15,976,039	14,120,663	13,252,714
Income taxes	2,560,000	1,702,500	1,264,890
Noncash investing activities—transfer of loans to foreclosed real estate	168,145	1,262,217	218,888

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1999, 1998 and 1997

(1) Summary of Significant Accounting Policies

    The following describes the more significant policies which the EFC Bancorp, Inc. (the Company) follows in preparing and presenting its consolidated financial statements.

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

Financial Reporting of Segments

    Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 established standards for the way public business enterprises report information about operating segments in annual financial statements. Operating segments are components of an enterprise for which separate financial information is available, and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. SFAS 131 establishes standards for related disclosures about products, services, geographic areas, and major customers. The Company operates as a single segment.

    The Savings Bank is principally engaged in the business of attracting deposits and investing these funds, together with borrowings, to originate primarily one-to-four family residential mortgages and construction loans and to purchase securities.

Loans Receivable

    Loans receivable are stated at unpaid principal balances less deferred loan fees, and the allowance for loan losses. Premiums and discounts on purchased loans are amortized and accreted to interest income using the level yield method over the remaining period to contractual maturity.

    Loan origination fees and certain direct costs associated with loan originations are deferred. Net deferred fees are amortized as yield adjustments over the contractual life of the related loans using the level-yield method.

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

    A loan is generally classified as non-accrual when collectibility is in doubt and the loan is contractually past due three months or more. When a loan is placed on non-accrual status, previously accrued, but unpaid interest is reversed against interest income. Income on such loans is subsequently recorded to the extent that cash is received and where future collection of principal is probable. Loans past due three months or more are considered impaired. The amount of impairment for individual loans is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, at the present value of expected future cash flows discounted at the loan's effective interest rate. Certain groups of small balance homogenous loans represented by installment and consumer credit and residential real estate loans are excluded from the impairment provisions. As of and for the years ended December 31, 1999 and 1998, the Company did not have any impaired loans, as defined.

Investment Securities and Mortgage-backed Securities

    The Company classifies its investment and mortgage-backed securities in one of three categories: trading, available-for-sale, or held to maturity. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and measured at amortized cost. Securities purchased for the purpose of being sold in the near term are classified as trading securities and measured at fair value with any change in fair value included in earnings. All other securities that are not classified as held to maturity or trading are classified as available-for-sale. Securities classified as available-for-sale are measured at fair value with any changes in fair value reflected as a separate component of retained earnings, net of related tax effects. Gains and losses on the sale of such securities are determined using the specific identification method. The Company has classified all investment securities as available-for-sale at December 31, 1999 and 1998.

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

Employee Stock Ownership Plan (ESOP)

    Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released annually to participants in the ESOP. The difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP will be charged or credited to additional paid-in capital. Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated balance sheet at cost as a reduction of stockholders' equity. Dividends on allocated ESOP shares are recorded as a reduction of stockholders' equity; dividends on unallocated ESOP shares are used to pay debt service, and recorded as a reduction of debt and accrued interest.

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

Comprehensive Income

    Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in stockholders' equity.

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

    The Savings Bank established a liquidation account, as of the date of Conversion, in the amount of $31,024,068, equal to its retained earnings as of the date of the latest consolidated balance sheet appearing in the final prospectus. The Liquidation Account is established to provide a limited priority claim on the assets of the Savings Bank to qualifying pre-conversion depositors (Eligible and Supplemental Eligible Account Holders) who continue to maintain deposits in the Savings Bank after Conversion. In the unlikely event of a complete liquidation of the Savings Bank, and only in such an event, each Eligible Account Holder would then receive from the Liquidation Account a liquidation distribution based on his proportionate share of the then total remaining qualifying deposits.

    The Foundation created in connection with the Conversion is a tax-exempt private foundation as determined by the Internal Revenue Service. The contribution of common stock to the Foundation by the Company will be tax deductible, subject to an annual limitation based on 10% of the Company's annual taxable income. The Company, however, would be able to carryforward any unused portion of the deduction for five years following the contribution. The Company recognized a $5,549,000 expense for the full amount of the contribution, offset in part by the $2,053,000 corresponding tax benefit during 1998.

    In addition to the 25,000,000 authorized shares of common stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $.01 per share. The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of December 31, 1999, there were no shares of preferred stock issued.

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

    The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Year ended December 31, 1999	April 3, 1998 (date of initial offering) through December 31, 1998
Basic:
Net income (loss)	$4,020,794	(557,081)
Weighted average common shares outstanding	5,571,247	6,914,871

Basic earnings (loss) per share	$0.72	(0.08)

Diluted:
Net income (loss)	$4,020,794	(557,081)
Weighted average common shares outstanding	5,571,247	6,914,871
Effect of dilutive stock options outstanding	—	17,832

Diluted weighted average common shares outstanding	5,571,247	6,932,703

Diluted earnings (loss) per share	$0.72	(0.08)

(4) Loans Receivable, Net

    Loans receivable, net are summarized as follows:

	December 31,
	1999	1998
Mortgage loans:
One-to-four family residential	$283,300,466	233,690,665
Multifamily	44,843,046	27,183,802
Commercial	30,869,697	20,407,103
Construction and land	13,980,655	13,715,543

Total mortgage loans	372,993,864	294,997,113

Other loans:
Home equity loans	10,001,665	9,013,971
Commercial	13,320,478	5,605,666
Auto loans	483,707	509,691
Loans on savings accounts	421,355	476,873
Other	555,743	85,519

Total other loans	24,782,948	15,691,720

Total loans receivable	397,776,812	310,688,833

Less:
Deferred loan fees	225,464	325,801
Allowance for loan losses	1,544,577	1,372,837

Loans receivable, net	$396,006,771	308,990,195

    Activity in the allowance for loan losses is summarized as follows:

	Years ended December 31,
	1999	1998	1997
Balance at beginning of year	$1,372,837	1,125,681	807,861
Provision for loan losses	211,000	293,000	353,649
Charge-offs	(40,984)	(45,844)	(35,829)
Recoveries	1,724	—	—

Balance at end of year	$1,544,577	1,372,837	1,125,681

    Loans receivable in arrears three months or more and on non accrual status or in the process of foreclosure are as follows:

	Number of loans	Amount	Percent of gross loans receivable
December 31, 1999	11	$1,269,999.32%
December 31, 1998	9		1,005,979.32
December 31, 1997	13		2,048,857.83

    The Savings Bank makes loans to their officers, and directors and to associates of such persons. These loans were made in the ordinary course of business on the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and do not involve more than a normal risk. As of December 31, 1999 and 1998, the outstanding balance on such loans was approximately $3,586,000, and $2,292,000, respectively. Loan origination and repayments for the year ended December 31, 1999 were $1,500,000 and $105,000, respectively.

(5) Mortgage-backed Securities and Investment Securities Available-for-Sale

    The amortized cost and estimated fair value of mortgage-backed securities and investment securities available-for-sale are summarized as follows:

	December 31, 1999
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$2,275,349	1,221	(31,586)	2,244,984
Federal National Mortgage Association	3,642,288	4,869	(82,326)	3,564,831
Government National Mortgage Association	6,161,469	12,376	(101,580)	6,072,265

	12,079,106	18,466	(215,492)	11,882,080
Investment securities:
United States Government obligations	62,634,181	286,009	(2,140,494)	60,779,696
Equity securities	300,000	—	—	300,000

	62,934,181	286,009	(2,140,494)	61,079,696

	$75,013,287	304,475	(2,355,986)	72,961,776

	December 31, 1998
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$3,787,518	30,103	(18,349)	3,799,272
Federal National Mortgage Association	5,743,977	15,729	(6,240)	5,753,466
Government National Mortgage Association	8,421,934	24,961	(119,509)	8,327,386

	17,953,429	70,793	(144,098)	17,880,124
Investment securities: United States Government obligations	56,496,384	1,175,344	(35,128)	57,636,600

	$74,449,813	1,246,137	(179,226)	75,516,724

    There were no sales of mortgage-backed securities available-for-sale for the years ended December 31, 1999, 1998, and 1997. During the years ended December 31, 1999 and 1998 sales of investment securities available-for-sale totaled $11,712,628 and $2,011,814, respectively. These sales resulted in gross gains of $102,940 and $11,814 for the respective time periods. There were no sales of investment securities available-for-sale for the year ended December 31, 1997.

    The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized cost	Estimated fair value
Due in one year or less	$—	—
Due after one year through five years	20,561,936	20,379,272
Due after five years through ten years	31,168,010	29,712,915
Due after ten years	10,904,235	10,687,509
Equity securities	300,000	300,000

	$62,934,181	61,079,696

EFC BANCORP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1999, 1998 and 1997

(6) Accrued Interest Receivable

    Accrued interest receivable is summarized as follows:

	December 31,
	1999	1998
Loans receivable	$1,568,206	917,246
Mortgage-backed securities	71,695	108,319
Investment securities	1,167,525	946,033

	$2,807,426	1,971,598

(7) Office Properties and Equipment

    A summary of office properties and equipment at cost is summarized as follows:

	December 31,
	1999	1998
Land	$1,443,385	1,443,385
Land improvements	299,061	206,882
Office buildings	6,763,591	4,736,986
Leasehold improvements	185,043	185,043
Furniture, fixtures, and equipment	3,144,504	2,592,137

	11,835,584	9,164,433
Less accumulated depreciation and amortization	(3,195,174)	(2,634,699)

	$8,640,410	6,529,734

    Depreciation and amortization expense totaled $565,274, $506,884, and $428,623, for the years ended December 31, 1999, 1998, and 1997, respectively.

(8) Deposits

    Deposit balances are summarized as follows:

	December 31, 1999		Stated or weighted average rate	December 31, 1998		Stated or weighted average rate
	Amount	Percent		Amount	Percent
Balance by interest rate:
Commercial checking accounts	$9,445,906	2.9%	—%	$8,581,372	3.2%	—%
NOW accounts— noninterest bearing	6,093,206	1.9	—	4,400,000	1.6	—
NOW accounts— interest bearing	28,044,410	8.7	1.80	29,165,730	10.8	1.65
Passbook	73,675,405	22.7	3.35	58,859,678	21.8	3.16
Money market accounts	31,339,492	9.7	3.53	27,068,279	10.1	3.35
Certificate accounts:
Fixed rates	116,833,293	36.1	5.29	85,393,092	31.7	5.49
Individual retirement accounts— 18-48 month fixed and variable rate	43,517,420	13.4	5.40	47,749,018	17.7	5.89
Jumbo certificates (with a minimum denomination of $100,000)	14,930,161	4.6	5.53	8,364,826	3.1	5.23

	$323,879,293	100.0%	4.15%	$269,581,995	100.0%	4.15%

Contractual maturity of certificate accounts ($100,000 or greater):
Under 3 months	$6,984,816	21.4%		$5,957,546	27.2%
Over 3 months through 6 months	5,070,291	15.5		4,207,758	19.2
Over 6 months through 12 months	13,229,776	40.4		4,771,538	21.8
Over 12 months	7,435,357	22.7		6,948,658	31.8

	$32,720,258	100.0%		$21,885,500	100.0%

    Interest expense on deposits is summarized as follows for the years ended December 31:

	1999	1998	1997
Passbook accounts	$2,355,677	1,830,765	1,525,301
NOW accounts	493,374	535,261	519,845
Money market accounts	1,036,713	938,579	942,074
Certificate accounts	7,946,663	8,520,441	8,820,409

	$11,832,427	11,825,046	11,807,629

(9) Borrowed Money

    Borrowed money is summarized as follows:

		December 31, 1999		December 31, 1998
	Maturity	Weighted interest rate	Outstanding balance	Weighted interest rate	Outstanding balance
Advances from the Federal Home Loan Bank of Chicago:	2000	6.32%	$2,000	5.62%	$12,000
	2001	5.56	10,000	5.56	10,000
	2002	5.66	13,500	5.71	10,000
	2003	—	—	4.85	5,000
	2004	5.45	52,700	—	—
	2008	5.11	14,000	4.75	20,000
	2009	5.08	23,000	—	—

		5.38%	$115,200	5.25%	$57,000

    $5,000,000 of the advances due in 2008 have an adjustable interest rate. All other advances have fixed interest rates. Certain advances are callable by the FHLB on a quarterly basis as follows: $68,000,000 in advances are callable beginning in 2000, and $14,000,000 in advances are callable beginning in 2001.

    The Savings Bank adopted a collateral pledge agreement whereby it has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, performing first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank of Chicago. The carrying value of the collateral was approximately $275,186,000 at December 31, 1999. All stock in the Federal Home Loan Bank of Chicago is also pledged as additional collateral for these advances.

(10) Income Taxes

    Income tax expense for the years ended December 31, 1999, 1998 and 1997 is as follows:

	Years ended December 31,
	1999	1998	1997
Current:
Federal	$2,312,771	2,019,847	1,184,685
State	202,832	221,232	120,455

	2,515,603	2,241,079	1,305,140

Deferred:
Federal	(226,726)	(1,817,562)	67,557
State	(51,582)	(413,517)	15,370

	(278,308)	(2,231,079)	82,927

Total income tax expense	$2,237,295	10,000	1,388,067

    The actual Federal income tax expense for 1999, 1998, and 1997 differs from the "expected" income tax expense for those periods (computed by applying the statutory U.S. federal corporate tax rate of 34% to earnings before income taxes) as follows:

	1999	1998	1997
Tax expense based on the statutory U.S. federal corporate tax rate	$2,127,750	93,102	1,385,748
State income taxes, net of federal benefit	130,177	(132,706)	63,488
Other, net	(20,632)	49,604	(61,169)

	$2,237,295	10,000	1,388,067

    The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

	1999	1998
Deferred tax assets:
Allowance for loan losses	$582,141	532,226
Stock award plan	3,984	81,175
Capital loss carryforward	—	39,489
Charitable contribution carryforward	1,699,048	2,035,801
Unrealized loss on securities available-for-sale	794,731	—
Other	—	2,787

Gross deferred tax assets	3,079,904	2,691,478
Valuation allowance	—	(39,489)

Net deferred tax assets	3,079,904	2,651,989

Deferred tax liabilities:
FHLB stock dividends	(126,790)	(134,780)
Unrealized gain on securities available-for-sale	—	(416,095)
Loan fees	(180,280)	(273,184)
Depreciation	(459,608)	(187,863)
Tax bad debt reserve in excess of base year amount	(555,426)	(738,034)
Other	(4,011)	—
Future federal liability for state tax benefit	—	(77,975)

Gross deferred tax liabilities	(1,326,115)	(1,827,931)

Net deferred tax asset	$1,753,789	824,058

    The valuation allowance for deferred tax assets at December 31, 1998 was $39,489, and represented the tax effect of a capital loss carryforward of $95,895. Capital losses can only be utilized to offset capital gains and are limited to a five-year carryforward. The capital loss carryforward expired in 1999.

    Retained earnings at December 31, 1999 includes approximately $2,328,000 of tax bad debt reserves for which no provision for Federal or state income tax has been made. If, in the future this amount, or a portion thereof, is used for certain purposes, then a Federal and state tax liability, at the then current corporate income tax rates, will be imposed on the amounts so used.

(11) Employee Benefit Plans

  401(k) Plan and Trust

    The Savings Bank adopted the Elgin Federal Financial Center 401(k) Employee Benefit Plan and Trust (Plan), effective November 1, 1986, for the exclusive benefit of eligible employees and their beneficiaries. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least six months of service for the Savings Bank and are age 20 or older. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 2% to 10% of their earnings, subject to Internal Revenue Service limitations. Matching contributions can be made at the Savings Bank's discretion each Plan year. There were no contributions by the Savings Bank during 1999 and 1998. Contributions in 1997 were approximately $166,000.

  Employee Stock Ownership Plan (ESOP)

    In conjunction with the Savings Bank's conversion, the Company formed an ESOP. The ESOP covers substantially all employees that are age 21 or over and with at least 1,000 hours of service. The ESOP borrowed $8,961,298 from the Company and purchased 599,314 common shares issued in the conversion. The loan has a 15 year term, with an interest rate of 8.50%. The Savings Bank intends to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period of 15 years. During the years ended December 31, 1999 and 1998, 39,954 shares were allocated, respectively. ESOP expense for the years ended December 31, 1999 and 1998 totaled $423,739 and $490,075, respectively. The fair value of unallocated shares totaled $5,194,000 and $6,083,000 at December 31, 1999 and 1998, respectively.

  Stock Award Plan (SAP)

    On October 27, 1998, the Company adopted a SAP which may grant up to 4%, or 299,657 shares of the common stock issued in the Company's initial public offering to eligible directors, officers and certain key employees of the Company. All shares available under the SAP were granted on October 27, 1998. Shares vest as follows: 20% per year for five (5) years of continuous service. Deferred compensation relating to the shares granted under the SAP totaled $3,333,684, the fair value of the shares on the date of grant, and is being recognized as compensation expense as the participants vest in those shares. For the year ended December 31, 1999 an 1998 the Company recorded compensation expense of $750,319 and $111,123, respectively.

    During 1998, 299,657 shares of the Company's common stock were purchased by the SAP in the open market at a weighted average price of $12.37 per share. The aggregate purchase price of all nonvested shares acquired by the SAP is reflected as a reduction of stockholders' equity as deferred compensation.

  Pension Plan

    The Savings Bank had a defined benefit pension plan covering all salaried employees meeting certain eligibility requirements. On September 9, 1997 the Board of Directors of the Savings Bank terminated its noncontributory pension plan effective November 4, 1997. Plan benefits ceased to accrue on September 30, 1997. Upon termination, all benefits became 100% vested, and all persons entitled to benefits were eligible to request an immediate lump-sum settlement of the benefit entitlement. The Savings Bank recorded pension expense of approximately $293,000 in 1997 including a curtailment expense of approximately $104,000 in conjunction with the termination of the pension plan. The pension plan was liquidated in January 1998. There was no pension expense in 1999 or 1998.

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

    The Company adopted the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value of options granted in 1999 and 1998.

	1999	1998
Dividend yield	4%	—
Risk-free interest rate	6.19%	4.63%
Weighted average expected life	9 yrs.	10 yrs.
Expected volatility	5.43%	22.98%

    The weighted average per share fair values of options granted in 1999 and 1998 were $.78 and $4.85, respectively.

    Under Statement 123, the Company is required to disclose pro forma net income and earnings per share as if compensation expense relative to the fair value of options granted had been included in earnings. Had the Company determined compensation cost based on the fair value at the grant date of its stock options under Statement 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

	Year ended December 31, 1999	Period from Apri1 13, 1998 through December 31, 1999
Net income (loss):
As reported	$4,020,794	$263,830
Pro forma	3,951,389	(167,729)

Earnings (loss) per share:
Basic:
As reported	$0.72	(.08)
Pro forma	0.71	(.14)
Diluted:
As reported	0.72	(.08)
Pro forma	0.71	(.14)

    A summary of the status of the Company's stock option transactions under the Plan for the year ended December 31, 1999 and 1998 is presented below:

	1999		1998
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	749,000	$11.125	—	$—
Forfeitures	(33,000)	11.125	—	—
Granted	33,000	10.375	749,000	11.125
Exercised	—	—	—	—

Outstanding at end of year	749,000	11.09	749,000	11.125

Exercisable at year end	143,200	11.125	—	—

EFC BANCORP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1999, 1998 and 1997

(13) Regulatory Capital Requirements

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

    Quantitative measures established by regulation to ensure adequacy require the Savings Bank to maintain minimum amounts and ratios as set forth below. Management believes, as of December 31, 1999 that the Savings Bank meets all capital adequacy requirement to which it is subject.

    As of December 31, 1999 and 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Savings Bank's actual capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 1999:
Total capital (to risk weighted assets)	$60,882,000	18.6%	$26,209,000	8.0%	$32,762,000	10.0%
Tier I capital (to risk weighted assets)	59,337,000	18.1	13,105,000	4.0	19,657,000	6.0
Tier I capital (to average assets)	59,337,000	12.8	18,592,000	4.0	23,240,000	5.0
December 31, 1998:
Total capital (to risk weighted assets)	69,602,000	28.4	19,591,000	8.0	24,489,000	10.0
Tier I capital (to risk weighted assets)	68,229,000	27.9	9,796,000	4.0	14,694,000	6.0
Tier I capital (to average assets)	68,229,000	16.8	16,269,000	4.0	20,336,000	5.0

(14) Concentrations of Credit Risk and Financial Instruments with Off-Balance Sheet Risk

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

    The Savings Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments primarily include commitments to extend credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. The Savings Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. The Savings Bank's exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those financial instruments. At December 31, 1999 and 1998, the Savings Bank had the following commitments:

	1999	1998
First mortgage loans	$7,334,000	10,072,500
Construction loans	3,643,000	970,500
Unused lines of credit	14,176,000	10,590,000
Letters of credit	917,000	1,012,000

    There are various matters of litigation pending against the Company that have arisen during the normal course of business. Based upon discussions with legal counsel, management believes that the liability, if any, resulting from these matters will not be material to the financial statements of the Company.

(15) Fair Value of Financial Instruments

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

    The estimated fair values of the Company's financial instruments are set forth in the following table.

	December 31,
	1999		1998
	Carrying amount	Fair value	Carrying amount	Fair value
	(in thousands)
Financial assets:
Cash and cash equivalents	$22,174	22,174	23,280	23,280
Investment securities	61,080	61,080	57,637	57,637
Mortgage-backed securities	11,882	11,882	17,880	17,880
Loans receivable	397,777	380,238	310,689	318,275
Accrued interest receivable	2,807	2,807	1,972	1,972
Stock in FHLB of Chicago	5,760	5,760	2,850	2,850

Financial liabilities:
Nonmaturing deposits	$148,598	148,598	128,075	128,075
Deposits with stated maturities	175,281	175,281	141,507	142,781
Borrowed money	115,200	113,433	57,000	56,942
Accrued interest payable	670	670	87	87

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

(16) Condensed Parent Company Only Financial Information

    Presented below is the condensed balance sheets as of December 31, 1999 and 1998 and statements of income and cash flows year ended December 31, 1999 and for the period from April 3, 1998 (date of commencement of operations) to December 31, 1998 for EFC Bancorp, Inc. These statements should be read in conjunction with the consolidated financial statements and the notes thereto.

	December 31,
	1999	1998
Balance Sheet
Assets:
Cash and cash equivalents	$933,699	9,673,904
Mortgage-backed securities available-for-sale, at fair value	2,202,163	3,480,516
Investment securities available-for-sale, at fair value	2,201,996	4,045,626
Equity investment in the Savings Bank	58,301,647	69,394,860
Accrued interest receivable	748,835	638,854
Other assets	2,514,425	1,923,420

Total assets	$66,902,765	89,157,180

Liabilities—other liabilities	$480,676	401,911
Total stockholders' equity	66,422,089	88,755,269

Total liabilities and stockholders' equity	$66,902,765	89,157,180

	Year ended December 31, 1999	Period from April 3, 1998 to December 31, 1998
Statement of Income
Dividend income from Savings Bank	$12,493,171	—
Equity in undistributed earnings of the Savings Bank	—	3,038,991
Dividend income in excess of earnings of the Savings Bank	(8,492,628)	—
Interest income	1,341,607	1,532,020
Noninterest expense	(1,400,395)	(493,883)
Foundation contribution	—	(5,548,650)

Income (loss) before income taxes	3,941,755	(1,471,522)
Income tax benefit	79,039	1,735,352

Net income	$4,020,794	263,830

Statements of Cash Flows
Operating activities:
Net income	$4,020,794	263,830
Equity in undistributed earnings of the Savings Bank	—	(3,038,991)
Dividend income in excess of earnings of the Savings Bank	8,492,628	—
Amortization of premiums	37,022	38,116
ESOP plan shares allocated	858,165	—
Stock award plan shares allocated	750,319	111,123
Change in fair value of ESOP shares	(173,680)	(107,345)
Increase in other assets	(74,980)	(8,303)
Increase in accrued interest receivable	(109,981)	(638,854)
Decrease in other liabilities	(387,121)	(1,510,917)

Net cash provided by (used in) operating activities	13,413,166	(4,891,341)

Investing activities:
Purchase of capital stock of the Savings Bank	—	(33,610,058)
Purchase of mortgage-backed securities available-for-sale	—	(4,549,273)
Principal repayments on mortgage-backed securities available-for-sale	1,256,399	1,002,581
Purchases of investment securities available-for-sale	(300,000)	(10,023,434)
Maturities of investment securities available-for-sale	2,000,000	6,000,000

Net cash provided by (used in) investing activities	2,956,399	(41,180,184)

Financing activities:
Purchase of stock award plan stock	—	(3,707,474)
Proceeds from the issuance of common stock	—	72,769,326
Cash divdends paid	(1,793,171)	—
Purchase of treasury stock	(23,316,599)	(4,355,125)
Purchase of common stock by ESOP	—	(8,961,298)

Net cash provided by (used in) financing activities	(25,109,770)	55,745,429

Net increase (decrease) in cash and cash equivalents	(8,740,205)	9,673,904
Cash and cash equivalents at beginning of period	9,673,904	—

Cash and cash equivalents at end of period	$933,699	9,673,904

(17) Selected Quarterly Financial Data (unaudited)

    A summary of consolidated operating results on a quarterly basis is as follows:

	Three months ended
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
	(In thousands, except per share data)
Interest income	$7,466	7,677	8,125	8,715
Interest expense	3,527	3,747	4,228	4,799

Net interest income before provision for loan losses	3,939	3,930	3,897	3,916
Provision for loan losses	45	45	45	76

Net interest income after provision for loan losses	3,894	3,885	3,852	3,840
Noninterest income	237	280	312	410
Noninterest expense	2,527	2,480	2,677	2,768

Income before income tax expense	1,604	1,685	1,487	1,482
Income tax expense	569	607	518	543

Net income	$1,035	1,078	969	939

Earnings per share:
Basic	$0.16	0.18	0.20	0.20
Diluted	0.16	0.18	0.20	0.20

	Three months ended
	March 31, 1998		June 30, 1998	September 30, 1998	December 31, 1998
	(In thousands, except per share data)
Interest income		$6,658	7,021	7,266	7,371
Interest expense		3,469	3,434	3,543	3,652

Net interest income before provision for loan losses		3,189	3,587	3,723	3,719
Provision for loan losses		56	54	84	99

Net interest income after provision for loan losses		3,133	3,533	3,639	3,620
Noninterest income		169	201	256	280
Noninterest expense		2,091	7,690	2,355	2,421

Income (loss) before tax expense		1,211	(3,956)	1,540	1,479
Income tax expense (benefit)		411	(1,498)	470	627

Net income (loss)		$800	(2,458)	1,070	852

Earnings (loss) per share(1):
Basic	$	n/a	(.36)	.15	.13
Diluted		n/a	(.36)	.15	.13

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2000, at pages 5 and 6.

Item 11. Executive Compensation.

    The information relating to directors' compensation and executives' compensation in incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2000, at pages 7 through 15 (excluding the Executive Compensation Committee Report and Stock Performance Graph).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2000, at pages 3, 5 and 6.

Item 13. Certain Relationships and Related Transactions.

    The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2000, at pages 15 and 16.

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

(b) Reports on Form 8-K filed during the last quarter of 1999

    None.

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
3.1	Certificate of Incorporation of EFC Bancorp, Inc. (1)
3.2	By-Laws of EFC Bancorp, Inc. (1)
4.0	Stock Certificate of EFC Bancorp, Inc. (1)
10.1	Form of Elgin Financial Savings Bank Employee Stock Ownership Plan and Trust (1)
10.2	Amended and Restated EFC Bancorp, Inc. 1998 Stock Based Incentive Plan (2)
10.3	Form of Employment Agreement between Elgin Financial Savings Bank and certain executive officers (1)
10.4	Form of Employment Agreement between EFC Bancorp, Inc. and certain executive officers (1)
10.5	Form of Change in Control Agreement between Elgin Financial Savings Bank and certain executive officers (1)
10.6	Form of Change in Control Agreement between EFC Bancorp, Inc. and certain executive officers (1)
10.8	Form of Elgin Financial Savings Bank Supplemental Executive Retirement Plan (1)
10.9	Form of Elgin Financial Savings Bank Management Supplemental Executive Retirement Plan (1)
11.0	Statement Re: Computation of Per Share Earnings (filed herewith)
13.0	Selected Consolidated Financial and Other Data (filed herewith)
21.0	Subsidiary information incorporated herein by reference to "Part 1—Subsidiaries"
23.0	Consent of the Company's Independent Auditors (filed herewith)
27.0	Financial Data Schedule (filed herewith)
99.1	Proxy Statement, dated April 25, 2000, for the 2000 Annual Meeting of Stockholders

(1)
Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-38637.
(2)
Incorporated by reference into this document from the Proxy Statement for the Annual Meeting of Stockholders filed on March 26, 1999.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFC Bancorp, Inc (Registrant)
March 21, 2000	By:	/s/ BARRETT J. O'CONNOR Barrett J. O'Connor, President & Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ BARRETT J. O'CONNOR Barrett J. O'Connor	President, Chief Executive Officer and Director (principal executive officer)	March 21, 2000
/s/ JAMES J. KOVAC James J. Kovac	Senior Vice President, Chief Financial Officer and Director (principal accounting and financial officer)	March 21, 2000
/s/ JOHN J. BRITAIN John J. Britain	Director and Chairman of the Board	March 21, 2000
/s/ LEO M. FLANAGAN, JR. Leo M. Flanagan, Jr.	Director	March 21, 2000
/s/ VINCENT C. NORTON Vincent C. Norton	Director	March 21, 2000
/s/ THOMAS I. ANDERSON Thomas I. Anderson	Director	March 21, 2000
/s/ RALPH W. HELM, JR. Ralph W. Helm, Jr.	Director	March 21, 2000
/s/ PETER A. TRAEGER Peter A. Traeger	Director	March 21, 2000
/s/ JAMES A. ALPETER James A. Alpeter	Director	March 21, 2000

QuickLinks

INDEX
PART I
REGULATION AND SUPERVISION
FEDERAL AND STATE INCOME TAXATION
PART II
EFC BANCORP, INC. AND SUBSIDIARIES
Independent Auditors' Report
EFC BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity Years ended December 31, 1999, 1998, and 1997
PART III
PART IV
Signatures