Form 10-Q
period 2000-03-31
EFC BANCORP INC
filed 2000-05-12
CIK 1047947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE A1CT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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


                                                      Yes   X      No
                                                          ------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,880,169 shares of common stock, par value $0.01 per share, were outstanding as of May 10, 2000.

                                EFC Bancorp, Inc.

                                    Form 10-Q

                      For the Quarter Ended March 31, 2000

                                      INDEX

                                                                                            Page
                                                                                            ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

                       Consolidated Balance Sheets at
                       March 31, 2000 and December 31, 1999...................................1

                       Consolidated Statements of Income - For the Three Months
                       Ended March 31, 2000 and 1999..........................................2

                       Consolidated Statements of Cash Flows - For the Three
                       Months Ended March 31, 2000 and 1999...................................3

                       Notes to Consolidated Financial Statements.............................4


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................................7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....................12

PART II:      OTHER INFORMATION..............................................................13

Item 1.       Legal Proceedings..............................................................13
Item 2.       Changes in Securities and Use of Proceeds......................................13
Item 3.       Defaults Upon Senior Securities................................................13
Item 4.       Submission of Matters to a Vote of Security Holders............................13
Item 5.       Other Information..............................................................14
Item 6.       Exhibits and Reports on Form 8-K...............................................14

SIGNATURES...................................................................................15


                          PART I. FINANCIAL INFORMATION
                                EFC BANCORP, INC.
                                 MARCH 31, 2000
Item 1. FINANCIAL STATEMENTS.
EFC BANCORP, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
March 31, 2000 and December 31, 1999

============================================================================================================================
                                                                                     March 31,                December 31,
                                Assets                                                 2000                       1999
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
   On hand and in banks                                                          $      2,123,031           $     6,839,710
   Interest bearing deposits with financial institutions                               10,652,756                15,333,885
Loans receivable, net                                                                 412,425,668               396,006,771
Mortgage-backed securities available-for-sale, at fair value                           11,237,620                11,882,080
Investment securities available-for-sale, at fair value                                69,188,071                61,079,696
Foreclosed real estate                                                                    325,939                   168,145
Stock in Federal Home Loan Bank of Chicago, at cost                                     5,860,000                 5,760,000
Accrued interest receivable                                                             2,735,715                 2,807,426
Office properties and equipment, net                                                    8,789,740                 8,640,410
Other assets                                                                            2,114,204                 2,453,629
----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                     $    525,452,744           $   510,971,752
============================================================================================================================

                     Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits                                                                      $    336,040,724           $   323,879,293
   Borrowed money                                                                     117,200,000               115,200,000
   Advance payments by borrowers for taxes and insurance                                1,403,129                   897,038
   Income taxes payable                                                                   723,883                   528,421
   Accrued expenses and other liabilities                                               5,615,638                 4,044,911
----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                     460,983,374               444,549,663
----------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
   Preferred stock, par value $.01 per share, authorized 2,000,000 shares;
      no shares issued                                                                   -                         -
   Common stock, par value $.01 per share, authorized 25,000,000 shares;
      issued  7,491,434 shares                                                             74,914                    74,914
   Additional paid-in capital                                                          71,989,135                72,039,597
   Treasury stock, at cost, 2,611,265 and 2,331,184 shares at March 31, 2000
     and at December 31, 1999, respectively                                           (30,528,058)              (27,671,724)
   Unearned employee stock ownership plan (ESOP), 509,417 and 519,406
      shares at March 31, 2000 and December 31, 1999, respectively                     (7,617,102)               (7,766,459)
   Unearned stock award plan, 207,894 and 222,224 shares at
      March 31, 2000 and December 31, 1999, respectively                               (2,312,821)               (2,472,242)
   Retained Earnings, substantially restricted                                         34,128,759                33,469,424
   Accumulated other comprehensive loss                                                (1,265,457)               (1,251,421)
----------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                             64,469,370                66,422,089
----------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                            -                         -
----------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                       $    525,452,744           $   510,971,752
============================================================================================================================

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three months ended March 31, 2000 and 1999

===================================================================================================================
                                                                                2000                     1999
-------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans secured by real estate                                           $     7,055,217                5,742,043
   Other loans                                                                    569,730                  310,639
   Mortgage-backed securities available-for-sale                                  220,169                  276,348
   Investment securities available-for-sale and interest
      bearing deposits with financial institutions                              1,344,081                1,137,686
-------------------------------------------------------------------------------------------------------------------
Total interest income                                                           9,189,197                7,466,716
-------------------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                                     3,554,163                2,715,657
   Borrowed money                                                               1,554,303                  811,523
-------------------------------------------------------------------------------------------------------------------
Total interest expense                                                          5,108,466                3,527,180
-------------------------------------------------------------------------------------------------------------------

Net interest income before provision for loan losses                            4,080,731                3,939,536
Provision for loan losses                                                          60,000                   45,000
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                             4,020,731                3,894,536
-------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Service fees                                                                   215,859                  218,879
   Real estate and insurance commissions                                           35,126                    8,478
   Other                                                                           14,801                    9,194
-------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                          265,786                  236,551
-------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and benefits                                                    1,419,016                1,368,983
   Office building, net                                                           108,576                   92,190
   Depreciation and repairs                                                       226,581                  207,274
   Data processing                                                                126,295                  102,845
   Federal insurance premium                                                       16,366                   40,278
   NOW account operating expenses                                                 111,271                   62,589
   Other                                                                          810,510                  653,981
-------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                       2,818,615                2,528,140
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                      1,467,902                1,602,947

Income tax expense                                                                505,025                  568,661
-------------------------------------------------------------------------------------------------------------------
Net income                                                                $       962,877                1,034,286
===================================================================================================================

Earnings per share (basic and diluted)                                    $          0.21                     0.16
===================================================================================================================

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited) For the three months ended March 31, 2000 and 1999

============================================================================================================
                                                                              2000               1999
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                           $        962,877          1,034,286
   Adjustment to reconcile net income to net cash provided by operating activities:
       Amortization of premiums and discounts, net                                 8,940             24,171
       Provision for loan losses                                                  60,000             45,000
       Stock award plan shares allocated                                         159,421            166,684
       ESOP shares committed to be released                                      149,357            149,357
       Change in fair value of ESOP shares                                       (50,462)           (46,067)
       Depreciation of office properties and equipment                           163,907            136,158
       Decrease in accrued interest receivable and other assets, net             411,136             65,271
       Increase in income taxes payable, accrued expenses
         and other liabilities, net                                            2,325,927          1,427,445
------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                      4,191,103          3,002,305
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Net increase in loans receivable                                           (8,903,860)        (8,142,649)
   Purchases of loans receivable                                              (7,789,967)        (4,626,275)
   Principal payments on mortgage-backed securities available-for-sale           642,223          2,714,205
   Maturities of investment securities available-for-sale                          6,370          9,009,530
   Purchases of investment securities available-for-sale                      (8,144,456)       (10,495,209)
   Purchases of  office properties and equipment                                (313,237)          (236,665)
   Purchases of  stock in the Federal Home Loan Bank of Chicago                 (100,000)          (425,160)
   Proceeds from the sale of foreclosed real estate                               57,136                  -
------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                        (24,545,791)       (12,202,223)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash dividends paid                                                          (348,217)                 -
   Purchase of treasury stock                                                 (2,856,334)                 -
   Net increase in deposits                                                   12,161,431            289,524
   Proceeds from borrowed money                                               45,000,000          8,500,000
   Repayments on borrowed money                                              (43,000,000)                 -
------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                     10,956,880          8,789,524
------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                     (9,397,808)          (410,394)
Cash and cash equivalents at beginning of period                              22,173,595         23,279,906
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $     12,775,787         22,869,512
============================================================================================================

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

         In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. These interim financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and therefore certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the Company's 1999 Annual Report on Form 10-K. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank.

Note 2: COMPREHENSIVE INCOME

         The Company's comprehensive income for the three month periods ended March 31, 2000 and 1999 are as follows:

                                                   Three months ended
                                                       March 31,
                                                 2000              1999
                                                 -----             ----
Net income                                    $  962,877         1,034,286

Other comprehensive loss, net of tax:
   Unrealized holding losses on
   securities arising during the period          (14,036)         (429,365)
                                              ----------        ----------

   Comprehensive income                       $  948,841           604,921
                                              ==========        ==========

There were no sales of investment securities as of and for the three months ended March 31, 2000 and 1999.

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

         On April 3, 1998, the Bank completed the Conversion and the Company completed the issuance and sale of 6,936,513 shares of its own common stock (the Transaction), at a price of $10.00 per share, through an initial public offering (IPO). The Company also contributed 554,921 shares of its common stock, from authorized, but unissued shares, to a charitable foundation (the Foundation) immediately following the conversion. The combined effect of the net proceeds from the Transaction and the contribution to the Foundation amounted to $72,769,326. The Company received net proceeds from the Transaction of $67,220,130, after the reduction from gross proceeds of $2,145,000 for IPO related expenses, which were initially deferred. On the date of the Transaction, $12,490,054 of deposits and $56,875,076 of nondepository stock subscription funds were transferred to stockholders' equity and $37,258,531 of nondepository stock subscription funds were subsequently returned to subscribers; also subsequent to the Transaction, the trustee for the ESOP purchased, through a $8,961,298 loan from the Company, 599,314 shares of common stock in the open market.

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

         The Foundation, created in connection with the Conversion, is a tax exempt private foundation as determined by the Internal Revenue Service. The contribution of common stock to the Foundation by the Company will be tax deductible, subject to an annual limitation based on 10% of the Company's annual taxable income. The Company, however, would be able to carryforward any unused portion of the deduction for five years following the contribution. The Company recognized a $5,549,000 expense for the full amount of the contribution, offset in part by the $2,053,000 corresponding tax benefit, during the second quarter of 1998.

         In addition to the 25,000,000 authorized shares of common stock, the Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $.01 per share. The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each series and any qualifications, limitations or restrictions thereof. As of March 31, 2000, there were no shares of preferred stock issued.

                          PART I: FINANCIAL INFORMATION
                                EFC BANCORP, INC
                                 MARCH 31, 2000


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following analysis discusses changes in the financial condition at March 31, 2000 and results of operations for the three months ended March 31, 2000, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC, including its 1999 Annual Report on Form 10-K.

         The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

         Total assets at March 31, 2000 were $525.5 million, which represented an increase of $14.5 million, or 2.8%, compared to $511.0 million at December 31, 1999. The increase in total assets was primarily as a result of an increase in loans receivable of $16.4 million, or 4.1%, to $412.4 million at March 31, 2000 from $396.0 million at December 31, 1999. Of the $16.4 million increase, $7.8 million was due to loans purchased. The increase in loans receivable was primarily attributable to strong loan demand during the quarter. The growth in total assets was funded by increases in borrowed money and savings deposits. Borrowed money, representing FHLB advances, increased by $2.0 million to $117.2 million at March 31, 2000 from $115.2 million at December 31, 1999. Savings deposits increased $12.2 million to $336.0 million at March 31, 2000 from $323.9 million at December 31, 1999. Stockholders' equity decreased by $2.0 million to $64.4 million at March 31, 2000 from $66.4 million at December 31, 1999. The decrease in stockholders' equity was primarily the result of the Company completing its third and fourth stock repurchases since becoming a public company in April, 1998. A 5.0% repurchase announced on October 1, 1999 was completed January 13, 2000. The total shares repurchased were 270,370 and the average price was $10.38 per share. Subsequently, on March 22, 2000, the Company announced the completion of an additional stock repurchase. Total shares repurchased were 256,851, or 5.0%, of the outstanding shares of common stock and the average price was $10.20 per share. After these transactions, there were 4,880,169 shares of common stock issued and outstanding. In addition to the stock repurchases, dividends totaling $0.12 per share were declared during the first three months of 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
1999

         GENERAL. The Company's net income decreased $71,000, to $963,000 for the three months ended March 31, 2000, from $1.0 million for the three months ended March 31, 1999.

         INTEREST INCOME. Interest income increased $1.7 million, or 23.1%, to $9.2 million for the three months ended March 31, 2000, compared with the same period in 1999. The increase in interest income was primarily due to an increase in average interest-earning assets from planned growth, which increased by $85.5 million, or 20.6%, to $500.9 million for the three months ended March 31, 2000 from $415.4 million for the comparable period in 1999, and an increase in the average yield on interest-earning assets by 21 basis points to 7.34% for the three months ended March 31, 2000 from 7.13% for the three months ended March 31, 1999.

         Mortgage loan interest income increased by $1.3 million for the three months ended March 31, 2000. The average balance of mortgage loans increased $80.1 million, while the loan yield decreased by 14 basis points from 7.56% to 7.42%. Interest income from investment securities, mortgage backed securities and short term deposits increased by $150,000 for the three months ended March 31, 2000, compared with the same period in 1999. This increase resulted from a combination of a decrease in average balance of $5.5 million and a 97 basis point increase in yield.

         INTEREST EXPENSE. Interest expense increased by $1.6 million, or 44.8%, to $5.1 million for the three months ended March 31, 2000 from $3.5 million for the three months ended March 31, 1999. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, and an overall increase in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $109.9 million, or 34.3%, to $430.3 million at March 31, 2000 from $320.4 million at March 31, 1999. This change reflects a $61.4 million increase in the deposit accounts, with the remaining $48.5 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money increased by 35 basis points to 4.75% for the three months ended March 31, 2000 from 4.40% for the three months ended March 31, 1999.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $141,000, or 3.6%, to $4.1 million for the three months ended March 31, 2000 from $3.9 million for the comparable period in 1999. The net interest margin as a percent of interest-earning assets decreased by 47 basis points to 3.26% for the three months ended March 31, 2000 from 3.73% for the comparable period in 1999. This decrease is due to a net decrease in interest-earning assets in excess of interest-bearing liabilities of $24.5 million.

           PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $15,000, to $60,000 for the three months ended March 31, 2000 from $45,000 in 1999. At March 31, 2000, December 31, 1999 and March 31, 1999,
non-performing loans totaled $1.0 million, $1.3 million and $1.0 million, respectively. At March 31, 2000, the ratio of the allowance for loan losses to non-performing loans was 154.2% compared to 121.7% at December 31, 1999 and 141.3% at March 31, 1999. The ratio of the allowance to total loans was 0.39%, 0.39% and 0.44%, at March 31, 2000, December 31, 1999 and March 31,
1999, respectively. Charge-offs for the three months ended March 31, 1999 amounted to $2,000. There were no charge-offs for the current three month period. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

         NONINTEREST INCOME. Noninterest income totaled $266,000 and $237,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in noninterest income is primarily attributable to an increase in insurance commission income.

         NONINTEREST EXPENSE. Noninterest expense increased $290,000, to $2.8 million for the three months ended March 31, 2000 from $2.5 million for the comparable period in 1999. Compensation and benefits increased by $50,000. This increase was primarily due to a combination of annual salary increases and the addition of staff necessitated by the addition of a full service branch office in Huntley, Illinois. All other operating expenses, including advertising, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $240,000, or 20.7%, to $1.4 million for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999. Of this increase, $23,000 is related to data processing costs and $50,000 to media advertising and $49,000 increase in NOW account operating expenses. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

         INCOME TAX EXPENSE. Income tax expense totaled $505,000 for the three months ended March 31, 2000 compared to $569,000 for the comparable period in 1999. The decrease in the provision for income taxes was primarily the result of a decrease of $135,000 in income before income tax expense for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are savings deposits, proceeds from the principal and interest payments on loans and proceeds from the maturation of securities and borrowings from the FHLB-Chicago. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         The primary investing activities of the Bank are the origination of residential one-to- four-family loans and, to a lesser extent multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed and mortgage-related securities. In addition, the Bank purchases loans, consisting of multi-family and commercial real estate. Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors, the Bank and other factors.

         The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2000, cash and interest-bearing demand accounts totaled $12.8 million, or 2.4% of total assets.

         See the "Consolidated Statement of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the three months ended March 31, 2000 and 1999.

         At March 31, 2000, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at March 31, 2000:


            Total Capital to Total Assets....................    11.30%
            Total Capital to Risk-Weighted Assets............    18.34%
            Tier I Leverage Ratio............................    11.62%
            Tier I to Risk-Weighted Assets...................    17.87%

At March 31, 2000, the Company had a Total Capital to Total Assets ratio of 12.27%.

         On March 22, 2000, the Company announced its first quarter dividend of $0.12 per share. This represents a 20.0% increase over the previous quarter's dividend of $0.10 per share. The effective date of the dividend was April 3, 2000. Payment of the cash dividend was made on

April 11, 2000.

YEAR 2000

         The Bank did not experience any material disruptions of the systems or software applications due to the start of the Year 2000 nor has the Bank experienced any problems with third party vendors, suppliers or service providers. The Bank developed contingency plans, which were validated by a third party and will be updated periodically during 2000. These plans continue to be maintained and can be implemented, in the unlikely event that any mission critical systems fail. In addition, the Bank did not incur Year 2000 related expenses for the three months ended March 31, 2000.

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of March 31, 2000.


                                             (IN THOUSANDS)
       Change in                                                                  NPV as % of Portfolio
     Interest Rates                 Net Portfolio Value                               Value of Assets
    in Basis Points                 -------------------                               ---------------
     (Rate Shock)            Amount           $ Change         % Change          NPV Ratio        % Change
    --------------           ------           --------         --------          ---------        --------
         +300               $26,930          $(27,565)         (50.58)%            5.57%          (47.40)%
         +200                35,546           (18,949)         (34.77)             7.21           (31.92)
         +100                44,914           ( 9,581)         (17.58)             8.91           (15.86)
         Static              54,495                -               -              10.59               -
         -100                62,817             8,322           15.27             11.98            13.13
         -200                69,840            15,345           28.16             13.09            23.61
         -300                71,030            16,535           30.34             13.19            24.55


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

            None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


            The annual meeting of the stockholders was held April 25, 2000. The following proposals were voted on by the stockholders.

                                                                                     BROKER
PROPOSAL                                       FOR        WITHHELD     ABSTAIN      NON-VOTES
--------                                       ---        --------     -------      ---------
1) Election of Directors -
    nominees for three year term
         Thomas I. Anderson                 3,989,282     125,218         N/A          N/A
         John J. Brittain                   3,982,141     132,359         N/A          N/A
         Barrett J. O'Connor                3,982,783     131,717         N/A          N/A
    Continuing Directors:
         James J. Kovac
         Leo M. Flanagan, Jr.
         Vincent C. Norton
         Ralph W. Helm, Jr.
         Peter A. Traeger
         James A. Alpeter

2)  Approval of EFC Bancorp, Inc.
    2000 Stock Option Plan                  2,672,716     371,385       50,156         1,020,243

3)  Approval of appointment of
    KPMG LLP as the Company's
    Independent auditors for the
    Year ended December 31, 2000            4,069,176      23,292       22,032         N/A


Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (Section 249.308 OF THIS CHAPTER).

         (a)   Exhibits
               3.1    Certificate of Incorporation of EFC Bancorp, Inc. *
               3.2     Bylaws of EFC Bancorp, Inc. *
              11.0     Statement re: Computation of Per Share Earnings
              27.0     Financial Data Schedule

         (b) Reports on Form 8-K On January 13, 2000, the Company issued a press release announcing that it had completed its third stock repurchase program. The press release was attached to a Form 8-K which was filed with the Securities and Exchange Commission on January 18, 2000, Commission File No. 1- 13605. Such Exhibit is incorporated herein by reference to the Form 8-K filed on January 18, 2000.
          -------------
                * Incorporated herein by reference from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto. Registration Statement No. 333-38637 filed with the Securities and Exchange Commission on October 24, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    EFC BANCORP, INC.


Dated:    May 12, 2000          By: /s/ Barrett J. O'Connor
          ------------              ----------------------------------------
                                    Barrett J. O'Connor
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated:    May 12, 2000          By: /s/ James J. Kovac
          ------------              ------------------------------------------
                                    James J. Kovac
                                    Senior Vice President and Chief
                                    Financial Officer
                                    (Principal financial and accounting officer)