Form 10-Q
period 2000-06-30
EFC BANCORP INC
filed 2000-08-11
CIK 1047947

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,880,169 shares of common stock, par value $0.01 per share, were outstanding as of August 11, 2000.

EFC Bancorp, Inc.

Form 10-Q
For the Quarter Ended June 30, 2000
INDEX

PART I.  FINANCIAL INFORMATION

EFC BANCORP, INC.
June 30, 2000

Item 1.  Financial Statements.

EFC BANCORP, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
June 30, 2000 and December 31, 1999

	June 30, 2000	December 31, 1999
Assets
Cash and cash equivalents:
On hand and in banks	$2,511,625	6,839,710
Interest bearing deposits with financial institutions	13,171,129	15,333,885
Loans receivable, net	434,370,330	396,006,771
Mortgage-backed securities available-for-sale, at fair value	10,610,254	11,882,080
Investment securities available-for-sale, at fair value	69,326,475	61,079,696
Foreclosed real estate	214,930	168,145
Stock in Federal Home Loan Bank of Chicago, at cost	6,410,000	5,760,000
Accrued interest receivable	3,440,242	2,807,426
Office properties and equipment, net	9,012,471	8,640,410
Other assets	2,748,387	2,453,629

Total assets	$551,815,843	510,971,752

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$350,537,885	323,879,293
Borrowed money	128,200,000	115,200,000
Advance payments by borrowers for taxes and insurance	942,436	897,038
Income taxes payable	661,877	528,421
Accrued expenses and other liabilities	6,605,317	4,044,911

Total liabilities	486,947,515	444,549,663

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	71,932,380	72,039,597
Treasury stock, at cost, 2,611,265 and 2,331,184 shares at June 30, 2000 and at December 31, 1999, respectively	(30,528,058)	(27,671,724)
Unearned employee stock ownership plan (ESOP), 499,428 and 519,406 shares at June 30, 2000 and December 31, 1999, respectively	(7,467,745)	(7,766,459)
Unearned stock award plan, 193,564 and 222,224 shares at June 30, 2000 and December 31, 1999, respectively	(2,153,400)	(2,472,242)
Retained earnings, substantially restricted	34,604,875	33,469,424
Accumulated other comprehensive loss	(1,594,638)	(1,251,421)

Total stockholders' equity	64,868,328	66,422,089

Commitments and contingencies	—	—

Total liabilities and stockholders' equity	$551,815,843	510,971,752

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)
For the six months ended June 30, 2000 and 1999

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
Interest income:
Loans secured by real estate	$7,444,478	5,994,273	14,499,695	11,736,316
Other loans	663,839	319,061	1,233,569	629,700
Mortgage-backed securities available-for-sale	209,184	243,766	429,353	520,114
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,419,239	1,119,780	2,763,320	2,257,466

Total interest income	9,736,740	7,676,880	18,925,937	15,143,596

Interest expense:
Deposits	3,787,304	2,748,504	7,341,468	5,464,161
Borrowed money	1,790,589	998,617	3,344,892	1,810,140

Total interest expense	5,577,893	3,747,121	10,686,360	7,274,301

Net interest income before provision for loan losses	4,158,847	3,929,759	8,239,577	7,869,295
Provision for loan losses	95,742	45,000	155,742	90,000

Net interest income after provision for loan losses	4,063,105	3,884,759	8,083,835	7,779,295

Noninterest income:
Service fees	234,445	242,442	450,303	461,321
Insurance and brokerage commissions	43,113	24,742	78,239	33,220
Loss on sale of foreclosed real estate	(7,413)	—	(7,413)	—
Gain on sale of securities	68,748	—	68,748	—
Other	20,406	12,855	35,207	22,048

Total noninterest income	359,299	280,039	625,084	516,589

Noninterest expense:
Compensation and benefits	1,590,118	1,386,838	3,119,544	2,845,675
Office building, net	77,806	98,249	186,382	190,439
Depreciation and repairs	241,760	194,069	468,341	401,343
Data processing	92,237	94,484	218,531	197,329
Federal insurance premium	16,778	40,278	33,144	80,556
NOW account operating expenses	116,322	67,880	227,593	130,469
Other	701,783	598,165	1,401,882	1,162,291

Total noninterest expense	2,836,804	2,479,963	5,655,417	5,008,102

Income before income taxes	1,585,600	1,684,835	3,053,502	3,287,782
Income tax expense	586,192	607,252	1,091,217	1,175,913

Net income	$999,408	1,077,583	1,962,285	2,111,869

Earnings per share (basic and diluted)	$0.23	0.18	0.44	0.33

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
For the six months ended June 30, 2000 and 1999

	2000	1999
Cash flows from operating activities:
Net income	$1,962,285	2,111,869
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	18,307	52,435
Provision for loan losses	155,742	90,000
Stock award plan shares allocated	318,842	333,368
ESOP shares committed to be released	298,714	298,714
Change in fair value of ESOP shares	(107,217)	(84,443)
Gain on sale of securities	(68,748)	—
Loss on sale of foreclosed real estate	7,413	—
Depreciation of office properties and equipment	331,985	272,316
Decrease in accrued interest receivable and other assets, net	(708,142)	(218,932)
Increase (Decrease) in income taxes payable, accrued expenses and other liabilities, net	2,783,935	(109,121)

Net cash provided by operating activities	4,993,116	2,746,206

Cash flows from investing activities:
Net increase in loans receivable	(19,584,361)	(19,100,889)
Purchases of loans receivable	(19,149,436)	(14,583,765)
Principal payments on mortgage-backed securities available-for-sale	1,244,417	4,139,264
Maturities of investment securities available-for-sale	57,500	9,016,105
Proceeds from sale of investment securities available for sale	3,467,642	—
Purchases of investment securities available-for-sale	(12,256,720)	(12,668,165)
Purchases of office properties and equipment	(704,046)	(980,492)
Purchases of stock in the Federal Home Loan Bank of Chicago	(650,000)	(1,310,160)
Proceeds from the sale of foreclosed real estate	160,298	83,980

Net cash used in investing activities	(47,414,706)	(35,404,122)

Cash flows from financing activities:
Cash dividends paid	(871,509)	(711,693)
Purchase of treasury stock	(2,856,334)	(20,746,007)
Net increase in deposits	26,658,592	18,519,544
Proceeds from borrowed money	68,000,000	26,200,000
Repayments on borrowed money	(55,000,000)	—

Net cash provided by financing activities	35,930,749	23,261,844

Net decrease in cash and cash equivalents	(6,490,841)	(9,396,072)
Cash and cash equivalents at beginning of period	22,173,595	23,279,906

Cash and cash equivalents at end of period	$15,682,754	13,883,834

See accompanying notes to consolidated financial statements.

Note 1:  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of EFC Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Elgin Financial Savings Bank (the Bank) and its wholly-owned subsidiary, Fox Valley Service Corp. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

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

Note 2:  COMPREHENSIVE INCOME

    The Company's comprehensive income for the three and six month periods ended June 30, 2000 and 1999 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
Net income	$999,408	1,077,583	$1,962,285	2,111,869
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the period	(285,870)	(662,410)	(299,906)	(1,091,775)
Reclassification adjustment for net gain realized in net income	(43,311)	—	(43,311)	—

Comprehensive income	$670,227	415,173	$1,619,068	1,020,094

    There were no sales of investment securities during the six months ended June 30, 1999. During the second quarter of 2000 the sale of securities resulted in a gain of $68,748 ($43,311 net of tax effect).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following analysis discusses changes in the financial condition at June 30, 2000 and results of operations for the three and six months ended June 30, 2000, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

    The Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

    Total assets at June 30, 2000 were $551.8 million, which represented an increase of $40.8 million, or 8.0%, compared to $511.0 million at December 31, 1999. The increase in total assets was primarily as a result of an increase in loans receivable of $38.4 million, or 9.7%, to $434.4 million at June 30, 2000 from $396.0 million at December 31, 1999. Of the $38.4 million increase, $17.5 million was due to loans purchased. The increase in loans receivable was primarily attributable to strong loan demand during the period. The growth in total assets was funded by increases in borrowed money and savings deposits. Borrowed money, representing FHLB advances, increased by $13.0 million to $128.2 million at June 30, 2000 from $115.2 million at December 31, 1999. Savings deposits increased $26.6 million to $350.5 million at June 30, 2000 from $323.9 million at December 31, 1999. Stockholders' equity decreased by $1.5 million to $64.9 million at June 30, 2000 from $66.4 million at December 31, 1999. The decrease in stockholders' equity was primarily the result of the Company completing its third and fourth stock repurchases since becoming a public company in April, 1998. A 5.0% repurchase announced on October 1, 1999 was completed January 13, 2000. The total shares repurchased were 270,370 and the average price was $10.38 per share. Subsequently, on March 22, 2000, the Company announced the completion of an additional stock repurchase. Total shares repurchased were 256,851, or 5.0%, of the outstanding shares of common stock and the average price was $10.20. After these transactions, there were 4,880,169 shares of common stock issued and outstanding. In addition to the stock repurchases, dividends totaling $0.12 per share were declared during both the first and second quarters of 2000.

Comparison of Operating Results For the Three Months Ended June 30, 2000 and 1999

    General.  The Company's net income decreased $78,000, to $999,000 for the three months ended June 30, 2000, from $1.1 million for the three months ended June 30, 1999.

    Interest Income.  Interest income increased $2.1 million, or 26.8%, to $9.7 million for the three months ended June 30, 2000, compared with $7.7 million for the same period in 1999. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $92.6 million, or 21.3%, to $526.6 million for the three months ended June 30, 2000 from $434.0 million for the comparable period in 1999, and an increase in the average yield on interest-earning assets by 33 basis points to 7.40% for the three months ended June 30, 2000 from 7.07% for the three months ended June 30, 1999.

    Mortgage loan interest income increased by $1.5 million for the three months ended June 30, 2000 compared with the same period in 1999. The average balance of mortgage loans increased $74.4 million, while the loan yield increased by 7 basis points from 7.44% to 7.51%. Interest income from investment securities, mortgage backed securities and short term deposits increased by $265,000 for the three months ended June 30, 2000, compared with the same period in 1999. This increase resulted from a combination of an increase in average balance of $4.3 million and a 81 basis point increase in yield.

    Interest Expense.  Interest expense increased by $1.8 million, or 48.9%, to $5.6 million for the three months ended June 30, 2000 from $3.8 million for the three months ended June 30, 1999. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, and an overall increase in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $110.2 million, or 32.0%, to $454.0 million at June 30, 2000 from $343.8 million at June 30, 1999. This change reflects a $60.8 million increase in the deposit accounts, with the remaining $49.4 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money increased by 55 basis points to 4.91% for the three months ended June 30, 2000 from 4.36% for the three months ended June 30, 1999.

    Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $229,000, or 5.8%, to $4.2 million for the three months ended June 30, 2000 from $3.9 million for the comparable period in 1999. The net interest margin as a percent of interest-earning assets decreased by 46 basis points to 3.16% for the three months ended June 30, 2000 from 3.62% for the comparable period in 1999.

    Provision for Loan Losses.  The provision for loan losses increased by $51,000, to $96,000 for the three months ended June 30, 2000 from $45,000 in 1999. At June 30, 2000, December 31, 1999 and June 30, 1999, non-performing loans totaled $911,000, $1.3 million and $761,000, respectively. At June 30, 2000, the ratio of the allowance for loan losses to non-performing loans was 186.4% compared to 121.7% at December 31, 1999 and 192.0% at June 30, 1999. The ratio of the allowance to total loans was 0.39%, 0.39% and 0.43%, at June 30, 2000, December 31, 1999 and June 30, 1999, respectively. Charge-offs for the three months ended June 30, 2000 amounted to $3,000. There were no charge-offs for the three months ended June 30, 1999. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

    Noninterest Income.  Noninterest income totaled $359,000 and $280,000 for the three months ended June 30, 2000 and 1999, respectively. The increase in noninterest income is primarily attributable to a gain on sale of securities totaling $69,000 and an increase in insurance and brokerage commission income of $18,000.

    Noninterest Expense.  Noninterest expense increased $357,000, to $2.8 million for the three months ended June 30, 2000 from $2.5 million for the comparable period in 1999. Compensation and benefits increased by $203,000. This increase was primarily due to a combination of annual salary increases, the addition of staff and increases in employee health insurance costs. All other operating expenses, including advertising, marketing, postage, communications, data processing and other office expense increased by a combined $154,000, or 14.1%, to $1.3 million for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999. Of this increase, $46,000 is related to media advertising and marketing and $48,000 in NOW account operating expenses, primarily representing increases in data processing and imaging expenses. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

    Income Tax Expense.  Income tax expense totaled $586,000 for the three months ended June 30, 2000 compared to $607,000 for the comparable period in 1999. The decrease in the provision for income taxes was primarily the result of a decrease of $99,000 in income before income tax expense for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

Comparison of Operating Results For the Six Months Ended June 30, 2000 and 1999

    General.  The Company's net income decreased $150,000, to $2.0 million for the six months ended June 30, 2000, from $2.1 million for the six months ended June 30, 1999.

    Interest Income.  Interest income increased $3.8 million, or 25.0%, to $18.9 million for the six months ended June 30, 2000, compared with $15.1 million for the same period in 1999. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $89.0 million, or 21.0%, to $513.7 million for the six months ended June 30, 2000 from $424.7 for the comparable period in 1999, and an increase in the average yield on interest-earning assets by 24 basis points to 7.37% for the six months ended June 30, 2000 from 7.13% for the six months ended June 30, 1999.

    Mortgage loan interest income increased by $2.8 million for the six months ended June 30, 2000. The average balance of mortgage loans increased $77.2 million, while the loan yield decreased 8 basis points from 7.54% to 7.46%. Interest income from investment securities, mortgage-backed securities and short term deposits increased $415,000 for the six months ended June 30, 2000, compared with the same period in 1999. This increase resulted from a combination of a decrease in the average balance of $624,000 and a 90 basis point increase in yield.

    Interest Expense.  Interest expense increased by $3.4 million, or 46.9%, to $10.7 million for the six months ended June 30, 2000 from $7.3 million for the six months ended June 30, 1999. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, and an overall increase in the average rate paid on those interest-bearing liabilities. The average balance of interest- bearing liabilities increased by $110.0 million, or 33.1%, to $442.2 million for the six months ended June 30, 2000 from $332.2 million for the six months ended June 30, 1999. This change reflects a $61.1 million increase in deposit accounts, with the remaining $48.9 million increase attributed to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money increased by 45 basis points to 4.83% for the six months ended June 30, 2000 from 4.38% for the six months ended June 30, 1999.

    Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $370,000, or 4.7%, to $8.2 million for the six months ended June 30, 2000 from $7.9 million for the comparable period in 1999. The net interest margin as a percent of interest-earning assets decreased 50 basis points to 3.21% for the six months ended June 30, 2000 from 3.71% for the comparable period in 1999.

    Provision for Loan Losses.  The provision for loan losses increased by $66,000, to $156,000 for the six months ended June 30, 2000 from $90,000 in 1999. At June 30, 2000, December 31, 1999 and June 30, 1999, non-performing loans totaled $911,000, $1.3 million and $761,000, respectively. At June 30, 2000, the ratio of the allowance for loan losses to non-performing loans was 186.4% compared to 121.7% at

December 31, 1999 and 192.0% at June 30, 1999. The ratio of the allowance to total loans was 0.39%, 0.39% and 0.43% at June 30, 2000, December 31, 1999 and June 30, 1999, respectively. Charge-offs for the six months ended June 30, 2000 and 1999 amounted to $3,000 and $2,000, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

    Noninterest Income.  Noninterest income totaled $625,000 and $517,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in noninterest income is primarily attributed to a gain on sale of securities totaling $69,000 and an increase in insurance and brokerage commissions of $45,000.

    Noninterest Expense.  Noninterest expense increased $647,000, to $5.7 million for the six months ended June 30, 2000 from $5.0 million for the comparable period in 1999. Compensation and benefits increased by $274,000. This increase is primarily due to a combination of annual salary increases, the addition of staff and increases in employee health insurance costs. All other operating expenses, including advertising, marketing, postage, communication, data processing and other office expense increase by a combined $373,000, or 17.3%, to $2.5 million for the six months ended June 30, 2000 from $2.2 million for the six months ended June 30, 1999. Of this increase $102,000 is related to media advertising and marketing and $97,000 increase in NOW account operating expenses, primarily representing increases in data processing and imaging expenses. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

    Income Tax Expense.  Income tax expense totaled $1.1 million for the six months ended June 30, 2000 compared to $1.2 million for the comparable period in 1999. The decrease in the provision for income taxes was primarily the result of a decrease of $234,000 in income before income tax expense for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

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

    The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2000, cash and interest-bearing demand accounts totaled $15.7 million, or 2.8% of total assets.

    See the "Consolidated Statement of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the six months ended June 30, 2000 and 1999.

    At June 30, 2000, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at June 30, 2000:

Total Capital to Total Assets	10.77%
Total Capital to Risk-Weighted Assets	16.39%
Tier I Leverage Ratio	11.12%
Tier I to Risk-Weighted Assets	16.81%

At June 30, 2000, the Company had a Total Capital to Total Assets ratio of 11.76%.

    On June 14, 2000, the Company announced its second quarter dividend of $0.12 per share. The effective date of the dividend was June 30, 2000. Payment of the cash dividend was made on July 11, 2000.

Year 2000

    The Bank did not experience any material disruptions of the systems or software applications due to the start of the Year 2000 nor has the Bank experienced any problems with third party vendors, suppliers or service providers. The Bank developed contingency plans, which were validated by a third party and will be updated periodically during 2000. These plans continue to be maintained and can be implemented, in the unlikely event that any mission critical systems fail. In addition, the Bank did not incur Year 2000 related expenses for the six months ended June 30, 2000.

Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. This statement should not be applied retroactively to financial statements of prior periods. During June, 1999, the FASB issued the Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133," ("SFAS 137") that delays SFAS 133 until fiscal years beginning after June 15, 2000. The FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133" in June 2000, which statement addresses various implementation issues relating to SFAS No. 133. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact in the Company's results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of June 30, 2000.

		(In Thousands)
				NPV as % of Portfolio Value of Assets
Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value
	Amount	$ Change	% Change	NPV Ratio	% Change
+300	$32,687	$(24,318)	(42.66)%	6.35%	(39.47)%
+200	39,989	(17,016)	(29.85)	7.64	(27.17)
+100	48,622	(8,383)	(14.71)	9.12	(13.06)
Static	57,005	—	—	10.49	—
(100)	65,312	8,307	14.57	11.82	12.68
(200)	70,910	13,905	24.39	12.63	20.40
(300)	71,425	14,420	25.30	12.61	20.21

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

    The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds.

    None.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports on Form 8-K (§249.308 of this Chapter).

    (a)
    Exhibits

    3.1
    Certificate of Incorporation of EFC Bancorp, Inc.*

    3.2
    Bylaws of EFC Bancorp, Inc.*

    10.0
    EFC Bancorp, Inc. 2000 Stock Option Plan**

    11.0
    Statement re: Computation of Per Share Earnings

    27.0
    Financial Data Schedule

    (b)
    Reports on Form 8-K

    None.

*
Incorporated herein by reference from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto. Registration Statement No. 333-38637 filed with the Securities and Exchange Commission ("SEC") on October 24, 1997.

**
Incorporated by reference from the Registrants Proxy Statement for its 2000 Annual Meeting of Shareholders, as filed with the SEC on March 21, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EFC BANCORP, INC.
Dated: August 11, 2000	By:	/s/ BARRETT J. O'CONNOR Barrett J. O'Connor President and Chief Executive Officer (Principal executive officer)
Dated: August 11, 2000	By:	/s/ JAMES J. KOVAC James J. Kovac Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

QuickLinks

APPLICABLE ONLY TO CORPORATE ISSUERS:
EFC Bancorp, Inc.
Form 10-Q For the Quarter Ended June 30, 2000 INDEX
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES