Form 10-Q
period 2000-09-30
EFC BANCORP INC
filed 2000-11-13
CIK 1047947

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,880,169 shares of common stock, par value $0.01 per share, were outstanding as of November 13, 2000.

EFC Bancorp, Inc.

Form 10-Q

For the Quarter Ended September 30, 2000

PART I. FINANCIAL INFORMATION
EFC BANCORP, INC.
September 30, 2000

Item 1. Financial Statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

September 30, 2000 and December 31, 1999

	September 30, 2000	December 31, 1999
Assets
Cash and cash equivalents:
On hand and in banks	$2,414,526	6,839,710
Interest bearing deposits with financial institutions	19,231,717	15,333,885
Loans receivable, net	451,632,718	396,006,771
Mortgage-backed securities available-for-sale, at fair value	9,971,910	11,882,080
Investment securities available-for-sale, at fair value	62,513,513	61,079,696
Foreclosed real estate	214,930	168,145
Stock in Federal Home Loan Bank of Chicago, at cost	7,410,000	5,760,000
Accrued interest receivable	3,182,864	2,807,426
Office properties and equipment, net	9,057,606	8,640,410
Other assets	2,558,628	2,453,629

Total assets	$568,188,412	510,971,752

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$362,941,068	323,879,293
Borrowed money	133,200,000	115,200,000
Advance payments by borrowers for taxes and insurance	265,284	897,038
Income taxes payable	616,681	528,421
Accrued expenses and other liabilities	5,142,909	4,044,911

Total liabilities	502,165,942	444,549,663

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	71,878,322	72,039,597
Treasury stock, at cost, 2,611,265 and 2,331,184 shares at September 30, 2000 and December 31, 1999, respectively	(30,528,058)	(27,671,724)
Unearned employee stock ownership plan (ESOP), 489,440 and 519,406 shares at September 30, 2000 and December 31, 1999, respectively	(7,318,388)	(7,766,459)
Unearned stock award plan, 179,234 and 222,224 shares at September 30, 2000 and December 31, 1999, respectively	(1,993,979)	(2,472,242)
Retained earnings, substantially restricted	35,039,381	33,469,424
Accumulated other comprehensive loss	(1,129,722)	(1,251,421)

Total stockholders' equity	66,022,470	66,422,089

Commitments and contingencies	—	—

Total liabilities and stockholders' equity	$568,188,412	510,971,752

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three and nine months ended September 30, 2000 and 1999

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Interest income:
Loans secured by real estate	$7,779,436	6,404,202	22,279,131	18,140,517
Other loans	767,443	376,021	2,001,012	1,005,721
Mortgage-backed securities available-for-sale	206,483	227,151	635,837	747,265
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,411,957	1,117,847	4,175,277	3,375,313

Total interest income	10,165,319	8,125,221	29,091,257	23,268,816

Interest expense:
Deposits	4,140,277	3,040,829	11,481,745	8,504,990
Borrowed money	1,990,650	1,186,800	5,335,542	2,996,940

Total interest expense	6,130,927	4,227,629	16,817,287	11,501,930

Net interest income before provision for loan losses	4,034,392	3,897,592	12,273,970	11,766,886
Provision for loan losses	111,258	45,000	267,000	135,000

Net interest income after provision for loan losses	3,923,134	3,852,592	12,006,970	11,631,886

Noninterest income:
Service fees	249,032	249,871	699,335	711,193
Insurance and brokerage commissions	38,240	34,451	116,479	67,671
Loss on sale of foreclosed real estate	—	—	(7,413)	—
Gain on sale of securities	81,309	12,715	150,057	12,715
Other	17,082	14,949	52,289	36,997

Total noninterest income	385,663	311,986	1,010,747	828,576

Noninterest expense:
Compensation and benefits	1,616,189	1,516,142	4,735,733	4,361,817
Office building, net	86,019	88,801	272,402	279,240
Depreciation and repairs	235,179	205,634	703,519	606,976
Data processing	128,013	109,953	346,544	307,282
Federal insurance premium	17,268	40,278	50,412	120,834
NOW account operating expenses	121,160	68,719	348,753	199,188
Other	623,960	647,496	2,025,843	1,809,787

Total noninterest expense	2,827,788	2,677,023	8,483,206	7,685,124

Income before income taxes	1,481,009	1,487,555	4,534,511	4,775,338
Income tax expense	523,211	518,107	1,614,428	1,694,021

Net income	$957,798	969,448	2,920,083	3,081,317

Earnings per share (basic and diluted)	$0.22	0.20	0.66	0.53

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 2000 and 1999

	2000	1999
Cash flows from operating activities:
Net income	$2,920,083	3,081,317
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	27,409	73,386
Provision for loan losses	267,000	135,000
Stock award plan shares allocated	478,263	500,052
ESOP shares committed to be released	448,071	448,071
Change in fair value of ESOP shares	(161,275)	(127,114)
Gain on sale of securities	(150,057)	52,821
Loss on sale of foreclosed real estate	7,413	—
Depreciation of office properties and equipment	507,268	420,474
Decrease in accrued interest receivable and other assets, net	(558,246)	(201,400)
Increase in income taxes payable, accrued expenses and other liabilities, net	599,177	495,753

Net cash provided by operating activities	4,385,106	4,812,824

Cash flows from investing activities:
Net increase in loans receivable	(21,944,893)	(34,554,869)
Purchases of loans receivable	(34,162,550)	(26,251,630)
Principal payments on mortgage-backed securities available-for-sale	1,933,454	5,171,777
Maturities of investment securities available-for-sale	4,060,634	11,078,008
Proceeds from sale of investment securities available for sale	7,063,076	10,012,715
Purchases of investment securities available-for-sale	(12,258,653)	(24,113,865)
Purchases of office properties and equipment	(924,464)	(1,940,668)
Purchases of stock in the Federal Home Loan Bank of Chicago	(1,650,000)	(2,110,160)
Proceeds from the sale of foreclosed real estate	160,298	83,980

Net cash used in investing activities	(57,723,098)	(62,624,712)

Cash flows from financing activities:
Cash dividends paid	(1,394,801)	(1,252,432)
Purchase of treasury stock	(2,856,334)	(20,746,007)
Net increase in deposits	39,061,775	39,331,360
Proceeds from borrowed money	94,000,000	64,200,000
Repayments on borrowed money	(76,000,000)	(27,000,000)

Net cash provided by financing activities	52,810,640	54,532,921

Net decrease in cash and cash equivalents	(527,352)	(3,278,967)
Cash and cash equivalents at beginning of period	22,173,595	23,279,906

Cash and cash equivalents at end of period	$21,646,243	20,000,939

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

Note 2: COMPREHENSIVE INCOME

    The Company's comprehensive income for the three and nine month periods ended September 30, 2000 and 1999 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net income	$957,798	969,448	$2,920,083	3,081,317
Other comprehensive loss, net of tax:
Unrealized holding gains (losses) on securities arising during the period	516,141	(229,114)	216,235	(1,320,889)
Reclassification adjustment for net gain realized in net income, net of tax	(51,225)	(8,010)	(94,536)	(8,010)

Comprehensive income	$1,422,714	732,324	$3,041,782	1,752,418

For the three and nine month periods ended September 30, 2000 the sale of investment securities resulted in a gain of $81,309 and $150,057 ($51,225 and $94,536 net of tax effect), respectively. For the three and nine month periods ended September 30, 1999 the sale of investment securities resulted in a gain of $12,715 ($8,010 net of tax effect).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following analysis discusses changes in the financial condition at September 30, 2000 and results of operations for the three and nine months ended September 30, 2000, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

    Total assets at September 30, 2000 were $568.2 million, which represented an increase of $57.2 million, or 11.2%, compared to $511.0 million at December 31, 1999. The increase in total assets was primarily as a result of an increase in loans receivable of $55.6 million, or 14.0%, to $451.6 million at September 30, 2000 from $396.0 million at December 31, 1999. Of the $55.6 million increase, $34.2 million was due to loans purchased. The increase in loans receivable was primarily attributable to strong loan demand during the period. The growth in total assets was funded by increases in borrowed money and deposits. Borrowed money, representing FHLB advances, increased by $18.0 million to $133.2 million at September 30, 2000 from $115.2 million at December 31, 1999. Deposits increased $39.0 million to $362.9 million at September 30, 2000 from $323.9 million at December 31, 1999. Stockholders' equity decreased by $400,000 to $66.0 million at September 30, 2000 from $66.4 million at December 31, 1999. The decrease in stockholders' equity was primarily the result of the Company completing its third and fourth stock repurchases since becoming a public company in April, 1998. The third stock repurchase program, a 5.0% repurchase announced on October 1, 1999, was completed January 13, 2000; total shares repurchased were 270,370 and the average price was $10.38 per share. Subsequently, on March 22, 2000, the Company announced the completion of the fourth stock repurchase program; total shares repurchased were 256,851, or 5.0%, of the outstanding shares of common stock and the average price was $10.20. After these transactions, there were 4,880,169 shares of common stock issued and outstanding. In addition to the stock repurchases, dividends totaling $0.12 per share were declared during each of the three quarters of 2000.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

    General.  The Company's net income decreased $11,000, to $958,000 for the three months ended September 30, 2000, from $969,000 for the three months ended September 30, 1999.

    Interest Income.  Interest income increased $2.1 million, or 25.1%, to $10.2 million for the three months ended September 30, 2000, compared with $8.1 million for the same period in 1999. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $92.9 million, or 20.5%, to $545.4 million for the three months ended September 30, 2000 from $452.5 million for the comparable period in 1999, and an increase in the average yield on interest-earning assets by 27 basis points to 7.45% for the three months ended September 30, 2000 from 7.18% for the three months ended September 30, 1999.

    Mortgage loan interest income increased by $1.4 million for the three months ended September 30, 2000 compared with the same period in 1999. The average balance of mortgage loans increased $71.7 million, while the loan yield increased by 3 basis points from 7.50% to 7.53%. Interest income from investment securities, mortgage-backed securities and short term deposits increased by $221,000 for the three months ended September 30, 2000, compared with the same period in 1999. This increase resulted from a combination of an increase in average balance of $3.5 million and a 74 basis point increase in yield.

    Interest Expense.  Interest expense increased by $1.9 million, or 45.0%, to $6.1 million for the three months ended September 30, 2000 from $4.2 million for the three months ended September 30, 1999. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, and an overall increase in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $95.8 million, or 25.4%, to $472.4 million at September 30, 2000 from $376.6 million at September 30, 1999. This change reflects a $53.5 million increase in the deposit accounts, with the remaining $42.3 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money increased by 70 basis points to 5.19% for the three months ended September 30, 2000 from 4.49% for the three months ended September 30, 1999. The Company's stock repurchase programs will generally cause interest-bearing liabilities to rise at a greater rate than interest-earning assets due to the reduction in stockholders' equity as a funding source.

    Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $137,000, or 3.5%, to $4.0 million for the three months ended September 30, 2000 from $3.9 million for the comparable period in 1999. The net interest margin as a percent of interest-earning assets decreased by 49 basis points to 2.96% for the three months ended September 30, 2000 from 3.45% for the comparable period in 1999.

    Provision for Loan Losses.  The provision for loan losses increased by $66,000, to $111,000 for the three months ended September 30, 2000 from $45,000 in 1999. At September 30, 2000, December 31, 1999 and September 30, 1999, non-performing loans totaled $5.0 million, $1.3 million and $1.9 million, respectively. The increase in non-performing loans from $1.3 million to $5.0 million primarily represents one $3.5 million first mortgage loan secured by a commercial office building past due over 90 days at September 30, 2000. At September 30, 2000, the ratio of the allowance for loan losses to non-performing loans was 36.2% compared to 121.7% at December 31, 1999 and 78.7% at September 30, 1999. The ratio of the allowance to total loans was 0.40%, 0.39% and 0.40%, at September 30, 2000, December 31, 1999 and September 30, 1999, respectively. There were no charge-offs for the three months ended September 30, 2000. Charge-offs for the three months ended September 30, 1999 amounted to $25,000. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

    Noninterest Income.  Noninterest income totaled $386,000 and $312,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in noninterest income is primarily attributable to a gain on sale of securities totaling $81,000 and an increase in insurance and brokerage commission income of $4,000.

    Noninterest Expense.  Noninterest expense increased $151,000, to $2.8 million for the three months ended September 30, 2000 from $2.7 million for the comparable period in 1999. Compensation and benefits increased by $100,000. This increase was primarily due to a combination of annual salary increases, the addition of staff and increases in employee health insurance costs. The additional staff expenses are primarily attributed to the opening of the Bank's two new branches and the hiring of marketing and human resource personnel. All other operating expenses, including advertising, marketing, postage, communications, data processing and other office expense increased by a combined $51,000, or 4.4%, to $1.2 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999. Of this increase, $52,000 is related to NOW account operating expenses, primarily representing increases in data processing and imaging expenses. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

    Income Tax Expense.  Income tax expense totaled $523,000 for the three months ended September 30, 2000 compared to $518,000 for the comparable period in 1999. The effective tax rate was 35.3% and 34.8% for the three months ended September 30, 2000 and 1999, respectively.

Comparison of Operating Results For the Nine Months Ended September 30, 2000 and 1999

    General.  The Company's net income decreased $161,000, to $2.9 million for the nine months ended September 30, 2000, from $3.1 million for the nine months ended September 30, 1999.

    Interest Income.  Interest income increased $5.8 million, or 25.0%, to $29.1 million for the nine months ended September 30, 2000, compared with $23.3 million for the same period in 1999. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $90.3 million, or 20.8%, to $524.3 million for the nine months ended September 30, 2000 from $434.0 million for the comparable period in 1999, and an increase in the average yield on interest-earning assets by 25 basis points to 7.40% for the nine months ended September 30, 2000 from 7.15% for the nine months ended September 30, 1999.

    Mortgage loan interest income increased by $4.1 million for the nine months ended September 30, 2000. The average balance of mortgage loans increased $75.4 million, while the loan yield decreased 4 basis points from 7.53% to 7.49%. Interest income from investment securities, mortgage-backed securities and short term deposits increased $519,000 for the nine months ended September 30, 2000, compared with the same period in 1999. This increase resulted from a combination of a decrease in the average balance of $953,000 and an 82 basis point increase in yield.

    Interest Expense.  Interest expense increased by $5.3 million, or 46.2%, to $16.8 million for the nine months ended September 30, 2000 from $11.5 million for the nine months ended September 30, 1999. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, and an overall increase in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $105.2 million, or 30.3%, to $452.2 million for the nine months ended September 30, 2000 from $347.0 million for the nine months ended September 30, 1999. This change reflects a $58.5 million increase in deposit accounts, with the remaining $46.7 million increase attributed to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money increased by 54 basis points to 4.96% for the nine months ended September 30, 2000 from 4.42% for the nine months ended September 30, 1999. The Company's stock repurchase programs will generally cause interest-bearing liabilities to rise at a greater rate than interest-earning assets due to the reduction in stockholders' equity as a funding source.

    Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $507,000, or 4.3%, to $12.3 million for the nine months ended September 30, 2000 from $11.8 million for the comparable period in 1999. The net interest margin as a percent of interest- earning assets decreased 50 basis points to 3.12% for the nine months ended September 30, 2000 from 3.62% for the comparable period in 1999.

    Provision for Loan Losses.  The provision for loan losses increased by $132,000, to $267,000 for the nine months ended September 30, 2000 from $135,000 in 1999. At September 30, 2000, December 31, 1999 and September 30, 1999, non-performing loans totaled $5.0 million, $1.3 million and $1.9 million, respectively. The increase in non-performing loans from $1.3 million to $5.0 million primarily represents one $3.5 million first mortgage loan secured by a commercial office building past due over 90 days at September 30, 2000. At September 30, 2000, the ratio of the allowance for loan losses to non-performing loans was 36.2% compared to 121.7% at December 31, 1999 and 78.7% at September 30, 1999. The ratio of the allowance to total loans was 0.40%, 0.39% and 0.40% at September 30, 2000, December 31, 1999 and September 30, 1999, respectively. Charge-offs for the nine months ended September 30, 2000 and 1999 amounted to $3,000 and $27,000, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

    Noninterest Income.  Noninterest income totaled $1.0 million and $829,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in noninterest income is primarily attributed to a gain on sale of securities totaling $150,000 and an increase in insurance and brokerage commissions of $49,000.

    Noninterest Expense.  Noninterest expense increased $798,000, to $8.5 million for the nine months ended September 30, 2000 from $7.7 million for the comparable period in 1999. Compensation and benefits increased by $374,000. This increase is primarily due to a combination of annual salary increases, the addition of staff and increases in employee health insurance costs. The additional staff expenses are primarily attributed to the opening of the Bank's two new branches and the hiring of marketing and human resource personnel. All other operating expenses, including advertising, marketing, postage, communication, data processing and other office expense increased by a combined $424,000, or 12.8%, to $3.7 million for the nine months ended September 30, 2000 from $3.3 million for the nine months ended September 30, 1999. Of this increase, $101,000 is related to media advertising and marketing and $150,000 is related to NOW account operating expenses, primarily representing increases in data processing and imaging expenses. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

    Income Tax Expense.  Income tax expense totaled $1.6 million for the nine months ended September 30, 2000 compared to $1.7 million for the comparable period in 1999. The decrease in the provision for income taxes was primarily the result of a decrease of $241,000 in income before income tax expense for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The effective tax rate was 35.6% and 35.5% for the nine months ended September 30, 2000 and 1999, respectively.

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

    The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2000, cash and interest-bearing demand accounts totaled $21.6 million, or 3.8% of total assets.

    See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the nine months ended September 30, 2000 and 1999.

    At September 30, 2000, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at September 30, 2000:

Total Capital to Total Assets	10.57%
Total Capital to Risk-Weighted Assets	16.30%
Tier I Leverage Ratio	10.84%
Tier I to Risk-Weighted Assets	16.60%

At September 30, 2000, the Company had a Total Capital to Total Assets ratio of 11.62%.

    On September 20, 2000, the Company announced its third quarter dividend of $0.12 per share. The effective date of the dividend was September 30, 2000. Payment of the cash dividend was made on October 10, 2000.

Year 2000

    The Bank did not experience any material disruptions of the systems or software applications due to the start of the Year 2000 nor has the Bank experienced any problems with third party vendors, suppliers or service providers. The Bank developed contingency plans, which were validated by a third party and will be updated periodically during 2000. These plans continue to be maintained and can be implemented, in the unlikely event that any mission critical systems fail. In addition, the Bank did not incur Year 2000 related expenses for the nine months ended September 30, 2000.

Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (I.E., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. This statement should not be applied retroactively to financial statements of prior periods. During June 1999, the FASB issued the Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," ("SFAS 137") that delays SFAS 133 until fiscal years beginning after June 15, 2000. The FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" in June 2000, which statement addresses various implementation issues relating to SFAS No. 133. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations.

    Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued by the Financial Accounting Standards Board ("FASB") in September 2000. SFAS No. 140 supercedes and replaces FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No. 140 are effective for fiscal years ending after December 15, 2000. The Company anticipates that the adoption of SFAS No. 140 will not have a material impact in the Company's results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of September 30, 2000.

(In Thousands)

Change in Interest Rates in Basis Points (Rate Shock)
	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	% Change

+300	$43,105	$(14,489)	(25.16)%	8.00%	(22.71)%
+200	42,060	(15,534)	(26.97)	7.82	(24.44)
+100	49,124	(8,470)	(14.71)	8.99	(13.14)
Static	57,594	—	—	10.35	—
-100	65,655	8,061	14.00	11.59	11.98
-200	72,999	15,405	26.75	12.68	22.51
-300	75,574	17,980	31.22	12.95	25.12

    Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV Table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and may differ from actual results.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition, results of operations and cash flows.

Item 2. Changes in Securities and Use of Proceeds.

    None.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

    None.

Item 6. Exhibits and Reports on Form 8-K (§.249.308 of this Chapter).

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

EFC BANCORP, INC.
Dated:	November 13, 2000	By:	/s/ BARRETT J. O'CONNOR Barrett J. O'Connor President and Chief Executive Officer (Principal executive officer)
Dated:	November 13, 2000	By:	/s/ JAMES J. KOVAC James J. Kovac Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION EFC BANCORP, INC. September 30, 2000
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K (§.249.308 of this Chapter).
SIGNATURES