Form 10-K
period 2000-12-31
EFC BANCORP INC
filed 2001-03-20
CIK 1047947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission File Number: 1-13605

EFC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4193304 (IRS employer identification no.)
1695 Larkin Avenue, Elgin, Illinois (Address of principal executive offices)	60123 (zip code)

Registrant's telephone number, including area code: (847) 741-3900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share (Title of Class)	The American Stock Exchange (Name of Exchange on which registered)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant was $44,600,000 based upon the last sales price on the American Stock Exchange for March 9, 2001.

    The number of shares of Common Stock outstanding as of March 9, 2001 is 4,765,669.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

General

    EFC Bancorp, Inc. (also referred to as the "Company" or "Registrant"), was incorporated under Delaware law in October 1997. The Registrant was formed to acquire Elgin Financial Savings Bank and subsidiaries, Elgin, Illinois, (the "Bank") as part of the Bank's conversion from a mutual to a stock form of organization (the "Conversion"). In connection with the Conversion, the Company issued an aggregate of 7,491,434 shares of its common stock, par value $0.01 per share ("Common Stock") at a purchase price of $10 per share, of which 6,936,513 shares were issued in a subscription offering and 554,921 shares were issued to the Elgin Financial Foundation (the "Foundation"), a charitable foundation established by the Bank. The Company received approval to become a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC"). The Company's acquisition of the Bank occurred on April 3, 1998.

    The Bank is a community-oriented savings institution which was originally organized in 1924 as a federally-chartered mutual savings and loan association. The Bank reorganized in the 1980s to become Elgin Federal Financial Center, a federally-chartered mutual savings association, and again in 1996 to become Elgin Financial Center, S.B., an Illinois state-chartered mutual savings bank. In 1998, the Bank changed its name to Elgin Financial Savings Bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its full-service branch offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans and, to a lesser extent, multi-family and commercial real estate loans, construction and land loans, commercial business loans, home equity loans, and automobile and passbook savings loans. The Bank originates all of its loans for investment. The Bank also invests primarily in government insured or guaranteed mortgage-backed securities and U.S. Government obligations. The Bank's revenues are derived principally from the interest on its mortgage, consumer and commercial business loans and securities and from servicing fees. The Bank's primary sources of funds are retail savings deposits and, to a lesser extent, advances from the Federal Home Loan Bank of Chicago (the "FHLB-Chicago").

Market Area

    Headquartered in largely suburban Kane County, Illinois, the Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank currently operates four full-service banking facilities in Elgin and three full service facilities located in West Dundee, East Dundee and Huntley, Illinois. The Bank's primary lending and deposit gathering area is concentrated around the areas where its full-service banking facilities are located which the Bank generally considers to be its primary market area.

    Elgin is located on U.S. Interstate 90 (the Northwest tollway) in the Fox River Valley approximately 38 miles northwest of downtown Chicago and 25 miles west of O'Hare International Airport. Interstate 90 provides easy access to the City of Chicago and is a major corridor of suburban growth for Chicago. As the Chicago suburbs have expanded into Kane County, western Cook County and southern McHenry County, Elgin has experienced a positive influx of new residents and employers. The economy in the Bank's primary market area has also historically benefitted from the presence of well-known companies such as Motorola, Inc.; First USA; Panasonic; Sears and Ameritech Corp. Other employment and economic activity is provided by a variety of wholesale and retail trade, hospitals and a riverboat gambling facility located on the Fox River in Elgin.

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

    The Bank's loan portfolio primarily consists of first mortgage loans secured by one- to four-family residences most of which are located in its primary market area. At December 31, 2000, the Bank's gross loan portfolio totaled $462.0 million, of which $326.7 million were one- to four-family residential mortgage loans, or 70.7% of total loans. At such date, the remainder of the loan portfolio consisted of $51.0 million of multi-family loans, or 11.0% of total loans; $29.7 million of commercial real estate loans, or 6.5% of total loans; $16.0 million of construction and land loans, or 3.5% of total loans; $25.2 million of commercial loans, or 5.5% of total loans; and $13.3 million of consumer loans, or 2.9% of total loans, consisting of $12.0 million of home equity lines of credit, $671,000 of secured and unsecured personal loans and $615,000 of automobile loans. The Bank has not sold loans in recent years and had no mortgage loans held for sale at each of the five years ended December 31, 2000. At that same date, 46.6% of the Bank's mortgage loans had adjustable interest rates, most of which were indexed to the one year Constant Maturity Treasury ("CMT") Index.

    The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2000		1999		1998		1997		1996
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$326,739	70.7%	$283,300	71.2%	$233,689	75.2%	$191,622	77.2%	$181,480	75.9%
Multi-family	50,965	11.0	44,843	11.3	27,184	8.7	19,845	8.0	22,040	9.2
Commercial real estate	29,729	6.5	30,870	7.8	20,407	6.6	11,257	4.5	9,953	4.2
Construction and land	16,025	3.5	13,981	3.5	13,716	4.4	13,793	5.5	16,089	6.7

Total mortgage loans	423,458	91.7	372,994	93.8	294,996	94.9	236,517	95.2	229,562	96.0

Other loans:
Home equity loans	11,972	2.6	10,002	2.5	9,014	2.9	7,520	3.0	5,759	2.4
Commercial	25,240	5.5	13,320	3.4	5,606	1.8	3,166	1.3	2,764	1.1
Auto loans	615.1		484.1		510.2		585.3		637.3
Loans on savings accounts	216	—	421.1		477.2		456.2		393.2
Other	455.1		556.1		86	—	88	—	112	—

Total other loans	38,498	8.3	24,783	6.2	15,693	5.1	11,815	4.8	9,665	4.0

Total loans receivable	461,956	100.0%	397,777	100.0%	310,689	100.0%	248,332	100.0%	239,227	100.0%

Less:
Deferred loan fees	280		225		326		511		741
Allowance for loan losses	1,881		1,545		1,373		1,126		808

Loans receivable, net	$459,795		$396,007		$308,990		$246,695		$237,678

    Loan Originations.  The Bank's mortgage lending activities are conducted primarily by its loan personnel operating at its seven branch offices. All loans originated by the Bank are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate mortgage loans, commercial loans and consumer loans. The Bank's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Bank to retain all loans originated in its portfolio.

    During the years ended December 31, 2000 and 1999, the Bank originated $21.3 million and $35.4 million of fixed-rate one- to four-family residential mortgage loans, respectively, and for the years ended December 31, 2000 and 1999, the Bank originated $24.4 million and $46.3 million of adjustable-rate one- to four-family residential mortgage loans, respectively, all of which were retained by the Bank. Based upon the Bank's investment needs and market opportunities, the Bank participates and purchases loans, consisting primarily of one-to-four family and multi-family real estate mortgage loans, secured by property located in Illinois, southern Wisconsin and, to a lesser extent, in Minnesota, and had $92.6 million of purchased loan participation interests at December 31, 2000. See "—Multi-Family and Commercial Real Estate Lending."

    The following tables set forth the Bank's loan originations, purchases and principal repayments for the periods indicated. All loans originated by the Bank are held for investment.

	For the Year Ended December 31,
	2000	1999	1998
	(In thousands)
Gross loans (1):
Balance outstanding at beginning of period	$397,777	$310,689	$248,332

Loans originated (2):
One-to four-family residential	45,721	81,712	103,749
Multi-family	2,330	938	4,838
Commercial real estate	740	8,027	12,520
Construction and land	16,486	10,430	7,152
Home equity	8,379	6,582	5,802
Commercial business	19,502	12,657	7,518
Auto loans	484	402	355
Loans on savings accounts	396	371	313
Other	728	725	380

Total loans originated	94,766	121,844	142,627
Loans purchased	46,690	38,996	9,713

Total loans originated and purchased	141,456	160,840	152,340

Less:
Principal repayments	(73,882)	(76,629)	(89,392)
Transfers to real estate owned	(540)	(168)	(1,262)
Change in loans in process	(2,855)	3,045	671

Total loans receivable at end of period	$461,956	$397,777	$310,689

(1)
Gross loans exclude unearned discounts, deferred loan fees and the allowance for loan losses.

(2)
Amounts for each period include loans in process at period end.

    Loan Maturity and Repricing.  The following table shows the contractual maturity of the Bank's loan portfolio at December 31, 2000. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $73.9 million, $76.6 million and $89.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

	At December 31, 2000
	One-to Four- Family	Multi- Family	Commercial Real Estate	Construction and Land	Home Equity	Commercial Business	Auto Loans	Loans on Savings Accounts	Other	Total Loans Receivable
	(In thousands)
Amounts due:
Within one year	$570	$3,611	$602	$7,334	$878	$6,457	$15	$65	$44	$19,576
After one year:
More than one year to three years	606	638	3,300	5,965	1,231	2,333	259	151	116	14,599
More than three years to five years	2,508	3,847	678	1,448	1,776	12,351	320	—	153	23,081
More than five years to 10 years	14,663	21,281	6,423	400	1,761	3,166	21	—	21	47,736
More than 10 years to 20 years	52,361	8,505	9,719	878	6,326	452	—	—	121	78,362
More than 20 years	256,031	13,083	9,007	—	—	481	—	—	—	278,602

Total due after December 31, 2001	326,169	47,354	29,127	8,691	11,094	18,783	600	151	411	442,380

Total amount due (gross)	$326,739	$50,965	$29,729	$16,025	$11,972	$25,240	$615	$216	$455	461,956

Less:
Deferred loan fees, net										280
Allowance for loan losses										1,881

Total loans, net										$459,795

    The following table sets forth at December 31, 2000, the dollar amount of gross loans receivable contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2001
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One- to four-family	$167,700	$158,469	$326,169
Multi-family	1,332	46,022	47,354
Commercial real estate	9,053	20,074	29,127
Construction and land	7,650	1,041	8,691

Total mortgage loans	185,735	225,606	411,341
Home equity	—	11,094	11,094
Commercial	17,282	1,501	18,783
Auto loans	600	—	600
Loans on savings accounts	151	—	151
Other	411	—	411

Total loans	$204,179	$238,201	$442,380

    One- to Four-Family Lending.  The Bank currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities up to 30 years secured by one- to four-family residences substantially all of which are located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank's in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. At December 31, 2000, the Bank's one- to four-family mortgage loans totaled $326.7 million, or 70.7%, of total loans. Of the one- to four-family mortgage loans outstanding at that date, 51.0% were fixed-rate mortgage loans and 49.0% were ARM loans.

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

    The Bank has also purchased one-to-four family first mortgage loans. As of December 31, 2000, the Bank had $47.3 million of these loans.

    Multi-Family and Commercial Real Estate Lending.  The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the Bank's primary market area. The Bank's multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 2000 was $12.6 million. The Bank's multi-family and commercial real estate loans may be made with terms up to 25 years and are offered with interest rates that adjust periodically. In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental impact surveys are generally required for all commercial real estate loans. Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the downpayment and other mitigating circumstances. The Bank's multi-family real estate loan portfolio at December 31, 2000 was $51.0 million, or 11.0% of total loans, and the Bank's commercial real estate loan portfolio at such date was $29.7 million, or 6.5% of total loans. The largest multi-family or commercial real estate loan in the Bank's portfolio (excluding loan participation interests) at December 31, 2000 was a $3.5 million commercial real estate loan secured by an office building located in St. Charles, Illinois.

    The Bank also purchases up to 90% participation interests in multi-family loans secured by real estate, most of which is located outside of the Bank's primary market area in southern Wisconsin and Minnesota. When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards. The Bank will generally hedge against participating in problematic loans by participating in those loans which have been in existence for at least one to two years and, accordingly, possess an established payment history. At December 31, 2000, the Bank had $40.3 million in multi-family real estate loan participation interests, or 79.1% of multi-family loans and 8.7% of total loans. In addition, the Bank had $5.0 million in commercial real estate loan participation interests as of the same date.

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

    The Bank originated $16.5 million, $10.4 million and $7.2 million of construction and land loans for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the Bank's largest construction or land loan was a performing loan with a $2.5 million carrying balance secured by land for the development of a healthcare facility in East Dundee, Illinois. At December 31, 2000, the Bank had $16.0 million of construction and land loans which amounted to 3.5% of the Bank's total loans.

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

    Commercial Business Lending.  The Bank also originates commercial business loans in the forms of term loans and lines of credit to small- and medium-sized businesses operating in the Bank's primary market area. Such loans are generally secured by equipment, leases, inventory, accounts receivable and marketable securities; however, the Bank also makes unsecured commercial business loans. The maximum amount of a commercial business loan is limited by the Bank's loans-to-one-borrower limit which, at December 31, 2000, was $12.6 million. Depending on the collateral used to secure the loans, commercial loans are made in amounts up to 80% of the value of the property securing the loan. Term loans are generally offered with fixed rates of interest and terms of up to 10 years. All term loans fully amortize during the term of such loan. Business lines of credit have adjustable rates of interest and terms of up to one year. Business lines of credit adjust on a daily basis and are indexed to the prime rate as published in The Wall Street Journal. The Bank also issues both secured and unsecured letters of credit to business customers of the Bank. Acceptable collateral includes an assigned deposit account with the Bank, real estate or marketable securities. Letters of credit have a maximum term of 36 months.

    In making commercial business loans, the Bank considers primarily the financial resources of the borrower, the borrower's ability to repay the loan out of net operating income, the Bank's lending history with the borrower and the value of the collateral. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and other mitigating circumstances. The Bank's largest commercial loan at December 31, 2000 was $700,000. At such date, the Bank had $3.4 million of unadvanced commercial lines of credit. At December 31, 2000, the Bank had $25.2 million of commercial business loans which amounted to 5.5% of the Bank's total loans. The Bank originated $19.5 million, $12.7 million and $7.5 million in commercial business loans for the years ended December 31, 2000, 1999 and 1998, respectively.

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

    Consumer Lending.  Consumer loans at December 31, 2000 amounted to $13.3 million, or 2.9% of the Bank's total loans, and consisted primarily of home equity lines of credit and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans. Such loans are generally originated in the Bank's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles.

    Substantially all of the Bank's home equity lines of credit are secured by second mortgages on owner-occupied single-family residences located in the Bank's primary market area. At December 31, 2000, these loans totaled $12.0 million, or 2.6% of the Bank's total loans and 90.3% of consumer loans. Home equity lines of credit generally have adjustable-rates of interest which adjust on a monthly basis. The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal. Home equity lines of credit generally have an 18% lifetime limit on interest rates. Generally, the maximum combined LTV ratio on home equity lines of credit is 89.9%. The underwriting standards employed by the Bank for home equity lines of credit include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

    The Bank also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans. Secured personal loans are generally secured by deposit accounts. Unsecured personal loans generally have a maximum borrowing limitation of $25,000 and generally require a debt ratio of 38%. Automobile loans have a maximum borrowing limitation of 80% of the sale price of the automobile, except that existing customers of the Bank who meet certain underwriting criteria may borrow up to 100% of the sale price of the automobile. At December 31, 2000, personal loans (both secured and unsecured) totaled $671,000 or 0.2% of the Bank's total loans and 5.1% of consumer loans; and automobile loans totaled $615,000, or 0.1% of total loans and 4.6% of consumer loans.

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

    Loans-to-One Borrower Limitations.  The Illinois Savings Bank Act imposes limitations on the aggregate amount of loans that an Illinois chartered savings bank can make to any one borrower. Under the Illinois Savings Bank Act the permissible amount of loans-to-one borrower is the greater of $500,000 (for a savings bank meeting its minimum capital requirements) or 20% of a savings bank's total capital plus general loan loss reserves. In addition, a savings bank may make loans in an amount equal to an additional 10% of the savings bank's capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral. Under Illinois law, a savings bank's capital consists of capital stock and noncumulative perpetual preferred stock, related paid-in capital, retained earnings and other forms of capital deemed to be qualifying capital by the Federal Deposit Insurance Corporation (the "FDIC"). Illinois law also permits an institution with capital in excess of 6% of assets to request permission of the Illinois Commissioner of Banks and Real Estate (the "Commissioner") to lend up to 30% of the institution's total capital and general loan loss reserves to one borrower for the development of residential housing properties within Illinois. At December 31, 2000, the Bank's ordinary limit on loans-to-one borrower under the Illinois Savings Bank Act was $12.6 million. The 30% limitation equaled $18.9 million at that date. At December 31, 2000, the Bank's five largest groups of loans-to-one borrower ranged from $3.7 million to $6.6 million, with the largest single loan in such groups being a $3.5 million loan secured by an office building located in St. Charles, Illinois. At December 31, 2000, there were no loans exceeding the 20% limitation. A substantial portion of each large group of loans is secured by real estate.

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

    At December 31, 2000, the Bank's ratio of nonperforming loans to total loans was 0.99%, and its ratio of nonperforming assets to total assets was 0.87%. The Bank had $540,000 of real estate owned and real estate in judgment at December 31, 2000. Net charge-offs amounted to $27,000 and $39,000 in 2000 and 1999, respectively. See "Delinquent Loans, Classified Assets and Real Estate Owned."

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

    The Bank reviews and classifies its assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies its assets in accordance with the management guidelines described above. At December 31, 2000, the Bank had $1.6 million of loans, representing 0.34% of loans receivable, or 0.27%, of assets, designated as Substandard. No loans were classified as Doubtful or Loss. In addition, a $3.5 million commercial real estate loan has been classified special mention. Loans classified special mention may have been delinquent in the past or had other weaknesses, however, have no risk of loss to the Bank. This classification represents a watch list for management to closely monitor.

    The following tables set forth delinquencies in the Bank's loan portfolio past due 60 days or more:

	At December 31, 2000				At December 31, 1999
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	5	$251	9	$864	—	$—	9	$1,042
Commercial real estate	—	—	1	3,505	—	—	1	226
Consumer	—	—	1	15	—	—	1	2
Home equity	2	44	—	—	3	42	—	—
Commercial business	—	—	4	148	—	—	—	—

Total	7	$295	15	$4,532	3	$42	11	$1,270

Delinquent loans to total loans (1)		0.06%		0.98%		0.01%		0.32%

	At December 31, 1998
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	5	$334	7	$724
Commercial real estate	—	—	1	203
Commercial business	—	—	1	79
Home equity	2	37	—	—

Total	7	$371	9	$1,006

Delinquent loans to total loans (1)		0.12%		0.32%

(1)
Total loans represent gross loans receivable less deferred loan fees and unearned discounts.

    Nonperforming Assets.  The following table sets forth information regarding nonperforming loans, REO and RIJ. At December 31, 2000, the Bank had $540,000 of REO and RIJ. It is the general policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest. For each of the five years ended December 31, 2000, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $89,000, $46,000, $71,000, $49,000, and $35,000, respectively.

	At December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Nonperforming loans:
Mortgage loans:
One- to four-family	$864	$1,042	$724	$757	$428
Multi-family	—	—	—	1,171	—
Commercial real estate	3,505	226	203	—	—

Total mortgage loans	4,369	1,268	927	1,928	428

Other loans:
Home equity	—	—	—	24	—
Commercial business loans	148	—	79	—	22
Auto loans	15	—	—	—	—
Other	—	2	—	—	66

Total other loans	163	2	79	24	88

Total nonperforming loans	4,532	1,270	1,006	1,952	516

Real estate owned, and in judgment net (1)	540	168	193	98	67

Total nonperforming assets	$5,072	$1,438	$1,199	$2,050	$583

Nonperforming loans as a percent of loans (2)	0.99%	0.32%	0.32%	0.79%	0.22%
Nonperforming assets as a percent of total assets (3)	0.87%	0.28%	0.28%	0.62%	0.19%

(1)
REO balances are shown net of related loss allowances.
(2)
Loans receivable, net, excluding the allowance for loan losses.
(3)
Nonperforming assets consist of nonperforming loans and REO.

    Nonperforming loans totaled $4.5 million as of December 31, 2000, and included nine one- to four-family loans, with an aggregate balance of $864,000, one commercial real estate loan with a balance of $3.5 million, four commercial business loans totaling $148,000 and one automobile loan with a balance of $15,000.

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

    Management calculates a loan loss allowance sufficiency analysis quarterly based upon the loan portfolio composition, asset classifications, loan-to-value ratios, impairments in the loan portfolio and other factors. The analysis is compared to actual losses, peer group comparisons and economic conditions. As of December 31, 2000, the Bank's allowance for loan losses was $1.9 million, or 0.41%, of total loans and 41.5% of nonperforming loans as compared to $1.5 million, or 0.39%, of total loans and 121.7% of nonperforming loans as of December 31, 1999. The Bank had total nonperforming loans of $4.5 million at December 31, 2000 as compared to $1.3 million at December 31, 1999 and nonperforming loans to total loans of 0.99% and 0.32% at December 31, 2000 and 1999, respectively. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information available at December 31, 2000, the Bank's allowance for loan losses was adequate to cover probable losses inherent in its loan portfolio at that time. Based upon the Bank's plan to increase its emphasis on non-one- to four-family mortgage lending, the Bank may further increase its allowance for loan losses over future periods depending upon the then current conditions. However, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

    The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

	At or For the Year Ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Balance at beginning of period	$1,545	$1,373	$1,126	$808	$754
Provision for loan losses	363	211	293	354	54
Recoveries	1	2	—	—	—
Total charge-offs	(28)	(41)	(46)	(36)	—

Balance at end of period	$1,881	$1,545	$1,373	$1,126	$808

Allowance for loan losses as a percent of loans (1)	0.41%	0.39%	0.44%	0.46%	0.34%
Allowance for loan losses as a percent of nonperforming loans	41.5%	121.7%	136.5%	57.7%	156.6%

(1)
Loans receivable, net, excluding the allowance for loan losses.

    The following tables set forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At December 31,
	2000			1999			1998			1997			1996
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$676	35.9%	70.7%	$592	38.4%	71.2%	$493	35.9%	75.2%	$404	35.9%	77.2%	$99	12.3%	75.9%
Multi-family	154	8.2	11.0	147	9.5	11.3	82	6.0	8.7	103	9.1	8.0	20	2.5	9.2
Commercial real estate	437	23.2	6.5	318	20.6	7.8	204	14.9	6.6	114	10.1	4.5	149	18.4	4.2
Construction and land	158	8.4	3.5	127	8.3	3.5	135	9.8	4.4	185	16.4	5.5	205	25.4	6.7
Home equity	120	6.4	2.6	100	6.5	2.5	90	6.5	2.9	77	6.8	3.0	115	14.2	2.4
Commercial business loans	276	14.7	5.5	147	9.6	3.4	74	5.4	1.8	48	4.3	1.3	61	7.5	1.1
Auto loans	15	0.8	0.1	10	0.2	0.1	10	0.7	0.2	12	1.1	0.3	13	1.6	0.3
Loans on savings accounts	—	—	—	—	—	—	—	—	0.2	—	—	0.2	—	—	0.2
Other	9	0.5	0.1	47	3.1	0.2	44	3.2	—	29	2.6	—	19	2.4	—
Unallocated	36	1.9	—	57	3.8	—	241	17.6	—	154	13.7	—	127	15.7	—

Total allowance for loan losses	$1,881	100.0%	100.0%	$1,545	100.0%	100.0%	$1,373	100.0%	100.0%	$1,126	100.0%	100.0%	$808	100.0%	100.0%

    Real Estate Owned and Real Estate In Judgment.  At December 31, 2000, the Bank had $540,000 of REO and RIJ in its portfolio. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value.

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

    The Bank currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of derivative financial instruments. Similarly, the Bank does not invest in mortgage-related securities which are deemed to be "high risk," or purchase bonds which are not rated investment grade.

    Mortgage-Backed Securities.  The Bank currently purchases mortgage-backed securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; and (ii) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and the Government National Mortgage Association ("GNMA"). The Bank invests in mortgage-backed securities insured or guaranteed by FNMA, FHLMC and GNMA. At December 31, 2000, mortgage-backed securities totalled $9.5 million, or 1.6%, of total assets and 1.7% of total interest earning assets, all of which was classified as available-for-sale. At December 31, 2000, 67.7% of the mortgage-backed securities were backed by adjustable-rate loans and 32.3% were backed by fixed-rate loans. The mortgage-backed securities portfolio had coupon rates ranging from 6.00% to 10.00% and had a weighted average yield of 6.74% at December 31, 2000.

    Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by single-family mortgages. The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Bank and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Bank estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio. Of the Bank's $9.5 million mortgage-backed securities portfolio at December 31, 2000, $2.0 million with a weighted average yield of 6.44% had contractual maturities within five years and $7.5 million with a weighted average yield of 6.82% had contractual maturities over five years. However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

    U.S. Government Obligations.  At December 31, 2000, the Bank's U.S. Government securities portfolio totaled $62.9 million, all of which were classified as available-for-sale. Such portfolio primarily consists of medium-term (maturities of three to fifteen years) securities.

    Municipal Securities.  At December 31, 2000, the Bank's municipal security portfolio totalled $878,000 and was classified available-for-sale. This portfolio consists of a general obligation issued by a local municipality.

    Equity Investments.  At December 31, 2000, the Bank's equity investment portfolio totaled $300,000, all of which were classified available-for-sale. The portfolio consists of $100,000 of common stock and $200,000 of preferred stock in a small privately held company specializing in interest rate risk management and web site design consulting.

    The following table sets forth the composition of the carrying value of the Bank's investment and mortgage-backed and mortgage-related securities portfolios in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Investment securities:
U.S. Government obligations	$62,893	85.5%	$60,780	83.3%	$57,637	76.3%
Equity investments	300	0.4	300	0.4	—	—
Municipal securities	878	1.2	—	—	—	—

Total investment securities	64,071	87.1	61,080	83.7	57,637	76.3

Mortgage-backed securities:
FHLMC	1,795	2.5	2,245	3.1	3,799	5.0
GNMA	4,865	6.6	6,072	8.3	8,327	11.0
FNMA	2,794	3.8	3,565	4.9	5,754	7.7

Total mortgage-backed securities	9,454	12.9	11,882	16.3	17,880	23.7

Total securities	$73,525	100.0%	$72,962	100.0%	$75,517	100.0%

    The following table sets forth the Bank's securities activities for the periods indicated. All investment securities in the Bank's portfolio are classified as available-for-sale.

	For the Year Ended December 31,
	2000	1999	1998
	(In thousands)
Beginning balance	$72,962	$75,517	$65,647

Investment securities purchased	13,139	29,137	45,717
Mortgage-backed securities purchased	—	—	6,282
Less:
Sale of investment securities	7,063	11,713	2,012
Principal repayments on mortgage-backed securities	2,542	5,796	8,232
Maturities of investment securities	5,064	11,084	31,697
Gain on sale of investment securities	(150)	(103)	(12)
Net amortization of premium	36	84	149
Change in net unrealized gains (losses) on available-for-sale securities	(1,979)	3,118	51

Ending balance	$73,525	$72,962	$75,517

    The following table sets forth at the dates indicated certain information regarding the amortized cost and market values of the Bank's investment and mortgage-backed and mortgage-related securities, all of which were classified as available-for-sale.

	At December 31,
	2000		1999		1998
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities:
U.S. Government obligations	$62,930	$62,893	$62,634	$60,780	$56,496	$57,637
Equity investment	300	300	300	300	—	—
Municipal securities	878	878	—	—	—	—

Total investment securities	64,108	64,071	62,934	61,080	56,496	57,637

Mortgage-backed securities
GNMA	4,892	4,865	6,162	6,072	8,422	8,327
FNMA	2,808	2,794	3,642	3,565	5,744	5,754
FHLMC	1,789	1,795	2,275	2,245	3,788	3,799

Total mortgage-backed securities	9,489	9,454	12,079	11,882	17,954	17,880

Total securities	$73,597	$73,525	$75,013	$72,962	$74,450	$75,517

    The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's securities portfolio, excluding equity securities, all of which were classified as available-for-sale, as of December 31, 2000.

	At December 31, 2000
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
FHLMC	$—	—%	$893	6.17%	$—	—%	$902	7.16%	$1,795	6.67%
GNMA	—	—	—	—	124	10.82	4,741	6.81	4,865	6.91
FNMA	177	5.65	948	6.84	—	—	1,669	6.37	2,794	6.48

Total mortgage-backed securities	177	5.65	1,841	6.52	124	10.82	7,312	6.75	9,454	6.74
Municipal securities	—	—	—	—	—	—	878	5.05	878	5.05
U.S. Government obligations	—	—	18,752	6.22	32,115	6.93	12,026	7.76	62,893	6.88

Total securities	$177	5.65	$20,593	6.25	$32,239	6.94	$20,216	7.28	$73,225	6.84

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

    At December 31, 2000, the Bank's deposits totaled $369.5 million, or 72.5%, of interest-bearing liabilities. For the year ended December 31, 2000, the average balance of core deposits (savings, NOW, money market and non-interest-bearing checking accounts) totaled $154.1 million, or 44.0% of total average deposits. At December 31, 2000, the Bank had a total of $202.9 million in certificates of deposit, of which $164.4 million had maturities of one year or less reflecting the shift in deposit accounts from savings accounts to shorter-term certificate accounts that has occurred in recent years. For the year ended December 31, 2000, the average balance of core deposits represented approximately 41.7% of total deposits and average certificate accounts represented 53.1%, as compared to core deposits representing 43.9% of total deposits and average certificate accounts representing 46.5% of deposits for the year ended December 31, 1999. Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank's core deposits and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates it may offer on deposit products.

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

    At December 31, 2000, the Bank had outstanding $42.5 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

Maturity	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$10,925	6.38%
Over three through six months	6,709	6.42
Over six through 12 months	18,321	6.61
Over 12 months	6,589	6.02
Total	$42,544	6.43%

    The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	At December 31, 2000			At December 31, 1999
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Money market accounts	$40,098	10.85%	3.83%	$31,340	9.67%	3.53%
Passbook savings accounts	75,802	20.51	3.76	73,675	22.75	3.35
NOW accounts	31,019	8.40	1.59	28,044	8.66	1.80
Non interest-bearing accounts	19,728	5.34	—	15,539	4.80	—

Total	166,647	45.10	2.72	148,598	45.88	2.75
Certificates of deposit	202,886	54.90	5.79	175,281	54.12	5.34

Total deposits	$369,533	100.00%	4.78	$323,879	100.00%	4.15

	At December 31, 1998
	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Money market accounts	$27,068	10.04%	3.35%
Passbook savings accounts	58,860	21.83	3.16
NOW accounts	29,166	10.82	1.65
Non interest-bearing accounts	12,981	4.82	—

Total	128,075	47.51	2.54
Certificates of deposit	141,507	52.49	5.61

Total deposits	$269,582	100.00%	4.15

    The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

	Period to Maturity from December 31, 2000
							At December 31,
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Total December 31, 2000
							1999	1998
	(In thousands)
Certificate accounts:
4.00% or less	$831	$—	$100	$—	$—	$931	$614	$713
4.01 to 5.00%	13,857	1,477	673	219	—	16,226	48,852	25,479
5.01 to 6.00%	21,668	8,869	5,749	2,005	300	38,591	105,079	78,422
6.01 to 7.00%	121,965	12,838	3,286	174	2,262	140,525	20,636	36,775
7.01 to 8.00%	6,102	105	306	—	100	6,613	100	118

Total at December 31, 2000	$164,423	$23,289	$10,114	$2,398	$2,662	$202,886	$175,281	$141,507

    Borrowed Funds.  The following table sets forth certain information regarding the Bank's borrowed funds at or for the years ended on the dates indicated:

	At or For the Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$129,783	$85,983	$42,750

Maximum amount outstanding at any month-end during the year	$155,200	$115,200	$57,000

Balance outstanding at end of year	$140,200	$115,200	$57,000

Weighted average interest rate during the year	5.78%	5.20%	5.32%

Weighted average interest rate at end of year	5.83%	5.38%	5.25%

Subsidiary Activities

    Fox Valley Service Corporation of Elgin.  Fox Valley Service Corporation of Elgin ("Fox Valley") is the Bank's wholly-owned subsidiary which was incorporated in 1974 for the purpose of entering into joint venture real estate development projects. Fox Valley currently owns a single parcel of real estate valued at $95,000.

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

Personnel

    As of December 31, 2000, the Bank had 107 full-time employees and 50 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

    The Bank is an Illinois State chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation by the Commissioner, as its chartering authority, and by the FDIC, as the deposit insurer. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Commissioner and the FDIC to assess the Bank's compliance with various regulatory requirements and financial condition. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Commissioner, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Holding Company is also required to file certain reports with, and otherwise comply with the rules and regulations, of the OTS, the Commissioner and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Holding Company are referred to below or elsewhere herein.

    The Commissioner has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Commissioner. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner. The Commissioner also assesses fees for examinations conducted by the Commissioner's staff, based upon the number of hours spent by the Commissioner's staff performing the examination. During the year ended December 31, 2000, the Bank paid approximately $85,000 in supervisory fees and expenses.

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

    The following is a summary of the Bank's regulatory capital at December 31,:

	2000	1999
Total Capital to Total Assets	11.54%	11.55%
Total Capital to Risk-Weighted Assets	16.88%	18.58%
Tier I Leverage Ratio	10.50%	12.77%
Tier I to Risk-Weighted Assets	16.38%	18.11%

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

    In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2000, FICO payments for SAIF members approximated 2.07 basis points.

    The Bank's assessment rate for 2000 was zero. Payments toward the FICO bonds amounted to $68,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Federal Reserve System

    The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.8 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System

    The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2000 of $7.8 million.

    The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2000, 1999 and 1998, cash dividends from the FHLB to the Bank amounted to approximately $508,000, $285,000 and $160,000, respectively.

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

    As a unitary savings and loan holding company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the qualified thrift lender test. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.

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

    In order to elect and continue to be regulated as a savings and loan holding company by the OTS, the Bank must continue to qualify as a qualified thrift lender. This requires the Bank to maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of December 31, 2000, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the test in each of the prior 12 months and, therefore, is a qualified thrift lender. Recent legislative amendments have broadened the scope of "qualified thrift investments" that go toward meeting the test to fully include credit card loans, student loans and small business loans.

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

    Delaware State Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Additional Item.  Executive Officers of the Registrant.

    The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors or Named Executive Officers.

Name	Age at 12/31/00	Position
Jerry L. Gosse	65	Vice President and Compliance Officer
Sandra L. Sommers	58	Senior Vice President/Savings
Joseph E. Stanczak	48	Senior Vice President
James R. Schneff	49	Senior Vice President/Chief Lending Officer
Nancy L. Topalovich	46	Senior Vice President
Stephen P. Dubois	51	Senior Vice President/Marketing

Item 2. Properties.

    The Bank conducts its business through an executive and full-service branch office located in Elgin and six other full-service branch offices. The Bank completed construction on the sixth full-service branch, which is located in neighboring East Dundee, Illinois, in June, 2000. The Company believes that the Bank's facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2000
				(In thousands)
Executive/Main/Branch Office:
1695 Larkin Avenue	Owned	1973	—	$1,163
Elgin, Illinois 60123
Branch Offices:
850 Summit Street	Owned	1983	—	415
Elgin, Illinois 60120
176 East Chicago Avenue	Owned	1953	—	169
Elgin, Illinois 60120
1000 S. McLean Boulevard	Leased	1996	2011	159
Elgin, Illinois 60123
390 South Eighth Street	Owned	1980	—	1,077
Route 31 & Village Quarter Road West Dundee, Illinois 60118
13300 Route 47	Owned	1998	—	2,727
Huntley, Illinois 60142
543 East Main Street	Leased	2000	2015	227
East Dundee, Illinois 60118
Other Properties:
44 South Lyle Street	Owned	1986	—	84
Elgin, Illinois 60123(1)
1665 Larkin Avenue	Owned	1996	—	1,188
Elgin, Illinois 60123(2)

(1)
The Property consists of one commercial retail unit and a parking lot. The property is located across the street from the Bank's main office and the parking lot is utilized by Bank customers and employees.

(2)
The property is located immediately adjacent to the Bank's main office and consists of commercial office space and a parking lot. The Lifestyle Advantage and Information Technology Departments are also located in this property.

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

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

    The Common Stock of the Company is traded on the American Stock Exchange under the symbol "EFC." The stock began trading on April 3, 1998. During 2000, the Company declared dividends to its shareholders amounting to $0.48 per share. As of March 9, 2001, there were approximately 2,472 shareholders of the Common Stock of the Company, which includes shares held in street name. The following table sets forth for the quarters indicated the range of high and low sale price information for the Common Stock of the Company as reported on the American Stock Exchange.

	Year Ended December 31, 2000
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$10.375	$9.938	$10.25	$10.625
Low	8.75	8.875	8.625	8.50
	Year Ended December 31, 1999
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$10.875	$11.50	$11.75	$12.00
Low	9.75	9.6875	9.5625	9.125

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

    In recent years, the Bank has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination, purchase and retention of adjustable-rate mortgage loans and shorter-term fixed-rate mortgage loans, consumer loans consisting primarily of home equity lines of credit and short-term commercial business loans and (2) investing in short-term and adjustable-rate securities which may generally bear lower yields as compared to longer-term investments, but which better position the Bank for increases in market interest rates. The Bank currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

    In the event of sharply rising interests rates, the Bank has, with retention in mind, competitively priced deposits, particularly time deposits. As necessary, the Bank has offered competitive special products to increase retention. Historically, the Bank has retained significant levels of maturing time deposits based on the above practice, as well as effective customer service and long-standing relationships with customers. From January 1, 2000 to December 31, 2000, the Bank retained 80.1% of funds maturing from time deposits.

    Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2000, the Bank's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year as a percentage of total assets, was (28.09)%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. Conversely, during a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "Gap Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2000, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. For loans on residential properties, adjustable-rate loans, and fixed-rate loans, actual repricing and maturity dates were used. Mortgage-backed securities were assumed to prepay at rates between 22.0% and 26.5% annually. Savings accounts were assumed to decay at 15.83%, 15.83%, 31.67%, 10.18%, 7.35%, 10.65%, and 8.49%, money market savings accounts were assumed to decay at 11.82%, 11.82%, 23.63%, 38.07%, 10.59%, 3.91% and 0.16%, and NOW accounts were assumed to decay at 14.36%, 14.36%, 28.71%, 25.97%, 10.13%, 5.86% and 0.61% for the periods of three months or less, three to six months, six to 12 months, one to three years, three to five years, five to ten years and more than ten years, respectively. These assumptions are generally based on the OTS's deposit decay guidelines at December 31, 2000. Prepayment and deposit decay rates can have a significant impact on the Bank's estimated gap. While the Bank believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

	At December 31, 2000
	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years to 10 Years	More than 10 Years	Total
	(Dollars in thousands)
Interest-earning assets(1):
Short-term deposits	$24,165	$—	$—	$—	$—	$—	$—	$24,165
Investment securities(2)	303	3	7	11,697	5,125	36,095	10,878	64,108
Mortgage-backed and mortgage- related securities(2)	572	534	1,108	3,653	1,373	1,510	740	9,490
Mortgage loans, net(3)	9,693	9,264	38,729	87,366	66,458	44,035	162,069	417,614
Other loans(3)	17,251	898	115	4,142	11,487	3,101	1,059	38,053
FHLB stock	7,760	—	—	—	—	—	—	7,760

Total interest-earning assets	59,744	10,699	39,959	106,858	84,443	84,741	174,746	561,190

Interest-bearing liabilities:
Money market savings accounts	4,740	4,740	9,475	15,265	4,246	1,568	64	40,098
Passbook savings accounts	11,999	11,999	24,006	7,717	5,571	8,073	6,437	75,802
NOW accounts	4,454	4,454	8,906	8,056	3,142	1,818	189	31,019
Certificates of deposit	49,107	34,221	81,095	33,403	5,060	—	—	202,886
FHLB advances(5)	15,000	—	10,000	3,500	32,700	79,000	—	140,200

Total interest-bearing liabilities	85,300	55,414	133,482	67,941	50,719	90,459	6,690	490,005

Interest sensitivity gap(4)	$(25,556)	$(44,715)	$(93,523)	$38,917	$33,724	$(5,718)	$168,056	$71,185

Cumulative interest sensitivity gap	$(25,556)	$(70,271)	$(163,794)	$(124,877)	$(91,153)	$(96,871)	$71,185

Cumulative interest sensitivity gap as a percentage of total assets	(4.38)%	(12.05)%	(28.09)%	(21.41)%	(15.63)%	(16.61)%	12.21%
Cumulative interest sensitivity gap as a percentage of total interest-earning assets	(4.55)%	(12.52)%	(29.19)%	(22.25)%	(16.24)%	(17.26)%	12.68%
Cumulative net interest-earning assets as a percentage of cumulative interest-bearing liabilities	70.04%	50.06%	40.26%	63.50%	76.80%	79.96%	114.53%

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
(5)
FHLB advances are categorized by maturity date.

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

    Average Balance Sheet.  The following table sets forth certain information relating to the Bank for the years ended December 31, 2000, 1999 and 1998. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields.

	For the Year Ended December 31,
	2000			1999			1998
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term deposits	$17,511	$693	3.96%	$19,339	$632	3.27%	$28,531	$1,028	3.60%
Investment securities	65,744	4,550	6.92	57,909	3,738	6.46	59,093	3,920	6.63
Mortgage-backed and mortgage-related securities	10,519	835	7.94	13,734	971	7.07	18,740	1,146	6.12
Mortgage loans, net	402,871	30,362	7.54	332,331	24,901	7.49	268,709	20,806	7.74
Other loans	31,693	2,866	9.04	17,964	1,457	8.11	13,881	1,256	9.05
FHLB stock	6,835	508	7.43	4,320	285	6.60	2,438	160	6.56

Total interest-earning assets	535,173	39,814	7.44	445,597	31,984	7.18	391,392	28,316	7.24

Noninterest-earning assets	20,579			19,197			15,323

Total assets	$555,752			$464,794			$406,715

Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
Money market accounts	$32,921	$1,261	3.83%	$29,379	$1,037	3.53%	$27,747	$939	3.38%
Passbook savings accounts	74,560	2,807	3.76	70,260	2,356	3.35	56,365	1,831	3.25
NOW accounts	28,724	457	1.59	27,414	493	1.80	27,176	535	1.97
Certificates of deposit	196,301	11,374	5.79	150,680	7,946	5.27	145,435	8,520	5.86

Total deposits	332,506	15,899	4.78	277,733	11,832	4.26	256,723	11,825	4.61
FHLB advances	129,783	7,502	5.78	85,983	4,469	5.20	42,750	2,273	5.32

Total interest-bearing liabilities	462,289	23,401	5.06	363,716	16,301	4.48	299,473	14,098	4.71

Noninterest-bearing liabilities	27,927			24,051			29,459

Total liabilities	490,216			387,767			328,932
Total equity	65,536			77,027			77,783

Total liabilities and equity	$555,752			$464,794			$406,715

Net interest income		$16,413			$15,683			$14,218

Interest rate spread			2.38%			2.70%			2.53%

Net interest margin as a percent of interest-earning assets			3.07%			3.52%			3.63%

Ratio of interest-earning assets to interest-bearing liabilities			115.77%			122.51%			130.69%

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

	Year Ended December 31, 2000 Compared to Year Ended December 31, 1999			Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Short-term deposits	$(50)	$111	$61	$(308)	$(88)	$(396)
Investment securities	532	280	812	(80)	(101)	(182)
Mortgage-backed and mortgage-related securities, net	(286)	150	(136)	(418)	243	(175)
Mortgage loans, net	5,296	166	5,462	4,741	(647)	4,095
Other loans	1,225	184	1,409	310	(109)	201
FHLB stock	183	40	223	124	1	125

Total interest-earning assets	6,900	931	7,831	4,369	(701)	3,668

Interest-bearing liabilities:
Money market accounts	131	93	224	56	42	98
Passbook savings accounts	150	301	451	467	58	525
NOW accounts	25	(61)	(36)	5	(47)	(42)
Certificates of deposit	2,585	843	3,428	320	(894)	(574)
FHLB advances	2,488	545	3,033	2,246	(50)	2,196

Total interest-bearing liabilities	5,379	1,721	7,100	3,094	(891)	2,203

Net change in net interest income	$1,521	$(790)	$731	$1,275	$190	$1,465

Comparison of Financial Condition For the Years Ended December 31, 2000 and December 31, 1999

    Total assets at December 31, 2000 were $583.2 million, which represented an increase of $72.2 million, or 14.1%, compared to $511.0 million at December 31, 1999. The change in total assets was primarily due to an increase in loans receivable, cash and cash equivalents and investment securities. Loans receivable, net, increased by $63.8 million, or 16.1%, to $459.8 million at December 31, 2000 as compared to $396.0 million at December 31, 1999. The increase in loans receivable was attributable to a $43.4 million increase in the Bank's one- to four-family mortgage loan portfolio; a $6.1 million increase in the multi-family mortgage loan portfolio; and an $11.9 million increase in the commercial business loan portfolio during the year ended December 31, 2000. Cash and cash equivalents increased by $4.8 million to $27.0 million at December 31, 2000 as compared to $22.2 million at December 31, 1999. Investment securities increased by $3.0 million to $64.1 million at December 31, 2000 as compared to $61.1 million at December 31, 1999. The growth in total assets was funded by increases in borrowed money and savings deposits. Borrowed money, representing FHLB advances, increased by $25.0 million to $140.2 million at December 31, 2000 as compared to $115.2 million at December 31, 1999. Savings deposits increased $45.6 million, or 14.1%, to $369.5 million at December 31, 2000 from $323.9 million at December 31, 1999. The increase in deposits is largely due to increased marketing and advertising and two new branch offices. Stockholders' equity increased by $863,000 to $67.3 million at December 31, 2000 as compared to $66.4 million at December 31, 1999. This increase is primarily the result of the Company's net income during the period and a $1.2 million increase in the Company's accumulated other comprehensive income relating to its available-for-sale investment portfolio, offset by stock repurchases and dividends paid.

Comparison of Operating Results for the Years Ended December 31, 2000 and December 31, 1999

    General.  The Company's net income decreased $159,000, to $3.9 million for the year ended December 31, 2000, from $4.0 million for the year ended December 31, 1999.

    Interest Income.  Interest income increased $7.8 million, or 24.5%, to $39.8 million for the year ended December 31, 2000, compared with 1999. This increase resulted from an increase in average interest-earning assets and an increase in average yield. The largest component was an increase of $5.5 million in mortgage loan interest income for the year ended December 31, 2000. This resulted from an increase in average balance of $70.5 million and a slight increase in average yield of 5 basis points. Another large component was an increase of $1.4 million in other loan interest income for the year ended December 31, 2000. This resulted from an increase in average balance of $13.7 million and an increase in average yield of 93 basis points. Overall, the average yield on the Bank's interest-earning assets increased by 26 basis points to 7.44% for the year ended December 31, 2000 from 7.18% for the year ended December 31, 1999. The increase in average yield is due to a general increase in loan rates in the Bank's local market area. The average balance of interest-earning assets increased by $89.6 million, or 20.1%, to $535.2 million for the year ended December 31, 2000 from $445.6 million in 1999.

    Interest Expense.  Interest expense increased by $7.1 million, or 43.6%, to $23.4 million for the year ended December 31, 2000, from $16.3 million for the year ended December 31, 1999. This increase resulted from the increase in the average balance of interest-bearing liabilities and an overall increase in the average rate paid on those interest-bearing liabilities. The average rate paid on total deposits increased 52 basis points to 4.78% for the year ended December 31, 2000 from 4.26% for the year ended December 31, 1999. The related average balance of deposits increased $54.8 million, or 19.7%, to $332.5 million for the year ended December 31, 2000 from $277.7 million for the comparable period in 1999. The resulting increase in interest expense on deposits amounted to $4.1 million for the year ended December 31, 2000. Interest expense resulting from borrowed money increased by $3.0 million. The average rate paid on borrowed money increased by 58 basis points to 5.78% for the year ended December 31, 2000 from 5.20% for the year ended December 31, 1999. This increase in average rate paid was in addition to an increase of $43.8 million in the average balance of borrowed money to $129.8 million for the year ended December 31, 2000 from $86.0 million for the year ended December 31, 1999.

    Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $731,000, or 4.7%, to $16.4 million for the year ended December 31, 2000 from $15.7 million for 1999. This increase was primarily attributable to a $89.6 million increase in average interest-earning assets, at an average yield of 7.44%, offset by an increase in the average balance of interest-bearing liabilities of $98.6 million, at an average cost of 5.06%. This combination resulted in a decline on interest rate spread of 32 basis points to 2.38% for the year ended December 31, 2000, as compared to 2.70% for the year ended December 31, 1999. The decrease in interest rate spread is due to a general increase in rates in the Bank's local market area as well as deposits repricing faster than loans. The net interest margin as a percent of interest-earning assets decreased by 45 basis points to 3.07% for the year ended December 31, 2000 as compared to 3.52% for the comparable period in 1999. This decrease is due to increases in both interest-earning assets and noninterest-bearing liabilities and a decrease in interest rate spread.

    Provision for Loan Losses.  The Bank's provision for loan losses increased by $152,000 to $363,000 for the year ended December 31, 2000 from $211,000 in 1999. At December 31, 2000 and 1999, non-performing loans totaled $4.5 million and $1.3 million, respectively, At December 31, 2000 and 1999 the balance of the allowance for loan losses totaled $1.9 and $1.5 million, respectively. At December 31, 2000, the ratio of the allowance for loan losses to non-performing loans was 41.5% compared to 121.7% at December 31, 1999. The increase in nonperforming loans is primarily due to one $3.5 million first mortgage loan secured by a commercial office building located in St. Charles, Illinois. This loan had a valuation reserve of $175,000 at December 31, 2000. There were no impaired loans at December 31, 1999. The ratio of the allowance to total loans was 0.41% and 0.39% at December 31, 2000 and 1999, respectively. Net charge-offs totaled $27,000 and $39,000 in 2000 and 1999, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, impairments in the current loan portfolio, and other factors. This analysis is designed to reflect credit losses for specifically identified loans, as well as credit losses in the remainder of the loan portfolio. The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank's portfolio. The reserve methodology also critically assesses those loans adversely classified in the portfolio by management as doubtful, substandard or special mention. These allowance components are set at a higher factor than the non-classified one- to four-family loans in the portfolio to reflect the greater level of risk to which management believes the Bank is exposed. Management believes that the provision for loan losses and the allowance for loan losses are currently adequate to cover probable losses in the existing loan portfolio. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management's control.

    Noninterest Income.  Noninterest income totalled $1.3 million and $1.2 million for the years ended December 31, 2000 and 1999, respectively. Insurance and brokerage commissions increased $40,000 to $167,000 for the year ended December 31, 2000 from $127,000 for the comparable period in 1999. Gains on sale of securities increased $47,000 to $150,000 for the year ended December 31, 2000 from $103,000 for the comparable period in 1999. Other income increased by $14,000 to $68,000 for the year ended December 31, 2000 from $54,000 for the year ended December 31, 1999. These increases were partially offset by a loss on the sale of foreclosed real estate of $7,000 in 2000; there were no sales in 1999.

    Noninterest Expense.  Noninterest expense increased by $936,000, to $11.4 million for the year ended December 31, 2000 from $10.5 million for the comparable period in 1999. Compensation and benefits increased by $404,000, or 6.8%, to $6.3 million for the year ended December 31, 2000 compared to $5.9 million for the year ended December 31, 1999. This increase was primarily due to a combination of annual salary increases, the addition of staff due in part to two new branch offices and an increase in employee health insurance costs. The additional staff expenses are primarily attributed to the opening of two new branch offices and the hiring of marketing and human resource personnel. All other operating expenses, including advertising, depreciation and repairs, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $532,000, or 11.8%, to $5.0 million for the year ended December 31, 2000 compared to $4.5 million for the comparable period in 1999. Of this increase, $157,000 is related to additional imaging expenses for NOW accounts and $156,000 of marketing and advertising expenses relating to two new branch offices and increased advertising for Fox Valley Financial Services, Inc., the Bank's wholly owned subsidiary, which offers a full range of investment products.

    Income Tax Expense.  Income tax expense totaled $2.1 million for the year ended December 31, 2000 compared to $2.2 million for the comparable period in 1999. The decrease in the provision for income taxes was the result of a decrease in pretax income of $266,000, to $6.0 million for the year ended December 31, 2000 from $6.3 million for the same period in 1999. The effective income tax rate decreased to 35.6% for the year ended December 31, 2000 from 35.8% for the preceding year.

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

    The primary investing activities of the Bank are the origination of primarily residential one-to four-family loans and, to a lesser extent, multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed and mortgage-related securities. During the years ended December 31, 2000, 1999, and 1998, the Bank's loan originations totaled $94.8 million, $121.8 million and $142.6 million, respectively. In addition, the Bank purchased loans totaling $46.7 million, $39.0 million and $9.7 million for the same time periods. These activities were funded primarily by deposit growth, FHLB advances and principal repayments on loans and mortgage-backed securities. The Bank experienced a net increase (decrease) in total deposits of $45.7 million, $54.3 million and ($413,000) for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, FHLB advances increased $25.0 million, $58.2 million and $33.0 million, respectively for the same time periods. Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors and the Bank, and other factors.

    The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and interest-bearing demand accounts totaled $27.0 million, or 4.6% of total assets. The Bank closely monitors its liquidity position on a daily basis. On a longer-term basis, the Bank maintains a strategy of investing in various lending products as described in greater detail under Item 1 to this Annual Report. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. At December 31, 2000, the Bank had $140.2 million of outstanding FHLB borrowings.

    Outstanding commitments to originate first mortgage loans totaled $6.0 million at December 31, 2000. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 2000 totaled $164.4 million. From December 31, 1999 to December 31, 2000, the Bank experienced an 80.1% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer competitive special products to its customers to increase retention. Based upon the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

    At December 31, 2000, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $61.3 million, or 10.50% of adjusted assets, which is above the required level of $23.3 million, or 4.00%, and risk-based capital of $63.1 million, or 16.88% of adjusted assets, which is above the required level of $29.9 million, or 8.00%.

    The capital injection resulting from the Conversion in 1998 of $72.8 million significantly increased liquidity and capital resources. A portion of the net proceeds were invested in marketable securities. The initial level of liquidity has been reduced as net proceeds are utilized for general corporate purposes, including the funding of lending activities and expansion of facilities and to a greater degree the repurchase of the Company's common stock. These repurchases totaled $31.0 million as of December 31, 2000.

Impact of Inflation and Changing Prices

    The Consolidated Financial Statements and Notes thereto presented in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of Accounting Standards

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. During June, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133," ("SFAS 137") that delays SFAS 133 until fiscal years beginning after June 15, 2000. The FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" in June, 2000, which addresses various implementation issues relating to SFAS No. 133. The adoption of SFAS No. 133 in January 2001 did not have a material impact on the Company's results of operations or financial condition.

    "SFAS" No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued by the "FASB" in September 2000. SFAS No. 140 supercedes and replaces FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No. 140 are effective for fiscal years ending December 31, 2000. The Company anticipates that the adoption of SFAS No. 140 will not have a material impact on the Company's results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

    The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates similar to the assumptions utilized for the Gap Table. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of December 31, 2000.

				NPV as % of Portfolio Value of Assets
Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value
	Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)
300	$47,893	$(22,598)	(32.06)%	8.51%	(29.14)%
200	54,990	(15,501)	(21.99)	9.64	(19.73)
100	62,841	(7,650)	(10.85)	10.86	(9.58)
Static	70,491	—	—	12.01	—
(100)	75,609	5,118	7.26	12.75	6.16
(200)	80,231	9,740	13.82	13.41	11.66
(300)	84,356	13,865	19.67	13.98	16.40

    Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV Table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

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
December 31, 2000, 1999, and 1998
(With Independent Auditors' Report Thereon)

Independent Auditors' Report

The Board of Directors
EFC Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of EFC Bancorp, Inc. and subsidiaries (the Company) as of December 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFC Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Chicago, Illinois
March 2, 2001

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2000 and 1999

	2000	1999
Assets
Cash and cash equivalents:
On hand and in banks	$2,668,094	$6,839,710
Interest bearing deposits with financial institutions	24,354,577	15,333,885

Total cash and cash equivalents	27,022,671	22,173,595
Loans receivable, net	459,794,835	396,006,771
Mortgage-backed securities available-for-sale, at fair value	9,453,560	11,882,080
Investment securities available-for-sale, at fair value	64,070,927	61,079,696
Foreclosed real estate	539,792	168,145
Stock in Federal Home Loan Bank of Chicago, at cost	7,760,000	5,760,000
Accrued interest receivable	3,723,849	2,807,426
Office properties and equipment, net	9,004,320	8,640,410
Other assets	1,831,034	2,453,629

Total assets	$583,200,988	$510,971,752

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$369,533,355	$323,879,293
Borrowed money	140,200,000	115,200,000
Advance payments by borrowers for taxes and insurance	958,652	897,038
Income taxes payable	470,865	528,421
Accrued expenses and other liabilities	4,753,014	4,044,911

Total liabilities	515,915,886	444,549,663

Stockholders' equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares at December 31, 2000 and 1999	74,914	74,914
Additional paid-in capital	71,761,626	72,039,597
Treasury stock, at cost, 2,657,165 and 2,331,184 shares at December 31, 2000 and 1999, respectively	(30,987,317)	(27,671,724)
Unearned employee stock ownership plan (ESOP), 479,452 and 519,406 shares at December 31, 2000 and 1999, respectively	(7,169,039)	(7,766,459)
Unearned stock award plan, 164,896 and 222,224 shares at December 31, 2000 and 1999, respectively	(1,834,468)	(2,472,242)
Retained earnings, substantially restricted	35,483,689	33,469,424
Accumulated other comprehensive loss	(44,303)	(1,251,421)

Total stockholders' equity	67,285,102	66,422,089
Commitments and contingencies

Total liabilities and stockholders' equity	$583,200,988	$510,971,752

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Income
Years ended December 31, 2000, 1999, and 1998

	2000	1999	1998
Interest income:
Loans secured by real estate	$30,362,061	$24,900,473	$20,806,230
Other loans	2,866,475	1,457,010	1,256,049
Mortgage-backed securities available-for-sale	835,232	971,192	1,146,033
Investment securities available-for-sale and interest bearing deposits with financial institutions	5,750,686	4,655,066	5,107,268

Total interest income	39,814,454	31,983,741	28,315,580

Interest expense:
Deposits	15,898,933	11,832,427	11,825,046
Borrowed money	7,502,220	4,468,830	2,272,968

Total interest expense	23,401,153	16,301,257	14,098,014

Net interest income before provision for loan losses	16,413,301	15,682,484	14,217,566
Provision for loan losses	363,000	211,000	293,000

Net interest income after provision for loan losses	16,050,301	15,471,484	13,924,566

Noninterest income:
Service fees	952,551	955,937	692,962
Real estate and insurance commissions	166,862	126,656	92,048
Loss on sale of foreclosed real estate	(7,413)	—	(12,199)
Gain on sale of securities	150,057	102,940	11,814
Other	67,718	53,357	121,342

Total noninterest income	1,329,775	1,238,890	905,967

Noninterest expense:
Compensation and benefits	6,345,253	5,564,294	4,581,486
Office building, net	377,328	392,158	312,906
Depreciation and repairs	954,314	790,122	703,950
Data processing	458,895	449,453	393,135
Federal insurance premiums	68,084	161,663	176,833
NOW account operating expenses	471,956	285,298	259,785
Foundation contribution	—	—	5,548,651
Other	2,712,534	2,809,297	2,579,957

Total noninterest expense	11,388,364	10,452,285	14,556,703

Income before income taxes	5,991,712	6,258,089	273,830
Income tax expense	2,130,043	2,237,295	10,000

Net income	$3,861,669	$4,020,794	$263,830

Earnings (loss) per share:
Basic	$0.87	$0.72	$(0.08)
Diluted	$0.87	$0.72	$(0.08)

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2000, 1999, and 1998

	Number of common stock shares	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP plan shares	Unearned stock award plan shares	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 1997		$—	$—	$—	$—	$—	$31,493,996	$735,745	$32,229,741
Issuance of common stock	7,491,434	74,914	72,694,412	—	—	—	—	—	72,769,326
Unearned employee stock ownership plan shares issued	(599,314)	—	—	—	(8,961,298)	—	—	—	(8,961,298)
Treasury stock purchased	(374,500)	—	—	(4,355,125)	—	—	—	—	(4,355,125)
Unearned stock award plan shares purchased	(299,657)	—	(373,790)	—	—	(3,333,684)	—	—	(3,707,474)
ESOP shares committed to be released	39,954	—	(107,345)	—	597,420	—	—	—	490,075
Stock award plan — shares allocated	9,989	—	—	—	—	111,123	—	—	111,123
Comprehensive income:
Net income		—	—	—	—	—	263,830	—	263,830
Change in net unrealized gain (loss) on securities available-for-sale, less reclassification adjustment for realized gains included in net income of $11,814		—	—	—	—	—	—	(51,242)	(51,242)
Income tax effect		—	—	—	—	—	—	(33,687)	(33,687)

Total comprehensive income		—	—	—	—	—	—	—	178,901

Balance at December 31, 1998		74,914	72,213,277	(4,355,125)	(8,363,878)	(3,222,561)	31,757,826	650,816	88,755,269
Treasury stock purchased	(1,956,684)	—	—	(23,316,599)	—	—	—	—	(23,316,599)
ESOP shares committed to be released	39,954	—	(173,680)	—	597,419	—	—	—	423,739
Stock award plan — shares allocated	67,444	—	—	—	—	750,319	—	—	750,319
Dividends declared ($.40 per share)		—	—	—	—	—	(2,309,196)	—	(2,309,196)
Comprehensive income:
Net income		—	—	—	—	—	4,020,794	—	4,020,794
Change in net unrealized gain (loss) on securities available-for-sale, less reclassification adjustment for realized gains included in net income of $102,940		—	—	—	—	—	—	(3,118,422)	(3,118,422)
Income tax effect		—	—	—	—	—	—	1,216,185	1,216,185

Total comprehensive income		—	—	—	—	—	—	—	2,118,557

Balance at December 31, 1999		74,914	72,039,597	(27,671,724)	(7,766,459)	(2,472,242)	33,469,424	(1,251,421)	66,422,089
Treasury stock purchased	(325,981)	—	—	(3,315,593)	—	—	—	—	(3,315,593)
ESOP shares committed to be released	39,954	—	(216,931)	—	597,420	—	—	—	380,489
Stock award plan — shares allocated	57,328	—	(61,040)	—	—	637,774	—	—	576,734
Dividends declared ($.48 per share)		—	—	—	—	—	(1,847,404)	—	(1,847,404)
Comprehensive income:
Net income		—	—	—	—	—	3,861,669	—	3,861,669
Change in net unrealized gain (loss) on securities available-for-sale, less reclassification adjustment for realized gains included in net income of $150,057		—	—	—	—	—	—	1,978,884	1,978,884
Income tax effect		—	—	—	—	—	—	(771,766)	(771,766)

Total comprehensive income		—	—	—	—	—	—	—	5,068,787

Balance at December 31, 2000		$74,914	$71,761,626	$(30,987,317)	$(7,169,039)	$(1,834,468)	$35,483,689	$(44,303)	$67,285,102

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2000, 1999, and 1998

	2000	1999	1998
Cash flows from operating activities:
Net income	$3,861,669	$4,020,794	$263,830
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts, net	36,244	83,619	149,880
Provision for loan losses	363,000	211,000	293,000
Deferred income tax expense (benefit)	108,909	(278,308)	(2,231,079)
Stock award plan shares allocated, net of tax effect	576,734	750,319	111,123
ESOP shares committed to be released	597,420	597,419	597,420
Change in fair value of ESOP shares	(216,931)	(173,680)	(107,345)
Depreciation and amortization of office properties and equipment	687,620	565,274	506,884
Loss on sale of foreclosed real estate	7,413	—	12,199
Gain on sale of investment securities	(150,057)	(102,940)	(11,814)
Loss on disposition of branch	—	—	82,752
Decrease (increase) in accrued interest receivable and other assets, net	(1,174,503)	(1,744,112)	596,467
Increase (decrease) in income taxes payable, accrued expenses and other liabilities, net	648,074	910,196	(114,561)

Net cash provided by operating activities	5,345,592	4,839,581	148,756

Cash flows from investing activities:
Net increase in loans receivable	(22,051,226)	(48,291,349)	(54,137,235)
Purchases of loans receivable	(42,639,630)	(38,995,788)	(9,712,698)
Purchases of mortgage-backed securities available-for-sale	—	—	(6,282,062)
Principal payments on mortgage-backed securities available-for-sale	2,542,344	5,796,437	8,231,538
Maturities of investment securities available-for-sale	5,063,818	11,084,307	31,696,914
Proceeds from sale of investment securities available-for-sale	7,063,076	11,712,628	2,011,814
Purchases of investment securities available-for-sale	(13,139,252)	(29,137,525)	(45,717,111)
Purchases of office properties and equipment	(1,051,530)	(2,675,950)	(1,729,824)
Purchases of stock in the Federal Home Loan Bank of Chicago	(2,000,000)	(2,910,160)	(798,840)
Proceeds from sale of foreclosed real estate	160,732	83,980	1,156,106

Net cash used in investing activities	(66,051,668)	(93,333,420)	(75,281,398)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	—	72,769,326
Purchase of common stock by ESOP	—	—	(8,961,298)
Purchase of treasury stock	(3,315,593)	(23,316,599)	(4,355,125)
Purchase of stock award plan stock	—	—	(3,707,474)
Net increase (decrease) in deposits	45,654,062	54,297,298	(431,435)
Cash dividends paid	(1,783,317)	(1,793,171)	—
Proceeds from borrowed money	119,000,000	100,200,000	39,000,000
Repayments on borrowed money	(94,000,000)	(42,000,000)	(6,000,000)

Net cash provided by financing activities	65,555,152	87,387,528	88,313,994

Net increase (decrease) in cash and cash equivalents	4,849,076	(1,106,311)	13,181,352
Cash and cash equivalents at beginning of year	22,173,595	23,279,906	10,098,554

Cash and cash equivalents at end of year	$27,022,671	$22,173,595	$23,279,906

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$23,153,805	$15,976,039	$14,120,663
Income taxes	2,030,000	2,560,000	1,702,500
Noncash investing activities — transfer of loans to foreclosed real estate	$539,792	$168,145	$1,262,217

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000, 1999, and 1998

(1) Summary of Significant Accounting Policies

    The following describes the more significant policies which EFC Bancorp, Inc. (the Company) follows in preparing and presenting its consolidated financial statements.

  Principles of Consolidation

    The consolidated financial statements include the accounts of EFC Bancorp, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ from these estimates.

  Financial Reporting of Segments

    Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual financial statements. Operating segments are components of an enterprise for which separate financial information is available, and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. SFAS 131 establishes standards for related disclosures about products, services, geographic areas, and major customers. The Company operates as a single segment.

    Elgin Financial Savings Bank (the Savings Bank) is principally engaged in the business of attracting deposits and investing these funds, together with borrowings, to originate primarily one-to-four family residential mortgages and construction loans and to purchase securities.

  Loans Receivable

    Loans receivable are stated at unpaid principal balances less deferred loan fees and the allowance for loan losses. Premiums and discounts on purchased loans are amortized and accreted to interest income using the level-yield method over the remaining period to contractual maturity.

    Loan origination fees and certain direct costs associated with loan originations are deferred. Net deferred fees are amortized as yield adjustments over the contractual life of the related loans using the level-yield method.

    The allowance for loan losses is provided by charges to operations. The balance of the allowance is based on management's estimate of probable losses in the loan portfolio and current economic conditions. Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

    A provision for losses on specific loans and real estate owned is charged to operations when any permanent decline reduces the market value to less than the loan principal balance or carrying value less estimated costs to sell foreclosed real estate.

    Management, considering current information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest.

    A loan is generally classified as non-accrual when collectibility is in doubt and the loan is contractually past due three months or more. When a loan is placed on non-accrual status, previously accrued, but unpaid interest is reversed against interest income. Income on such loans is subsequently recorded to the extent that cash is received and where future collection of principal is probable. Loans past due three months or more are considered impaired. The amount of impairment for individual loans is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, on the present value of expected future cash flows discounted at the loan's effective interest rate. Certain groups of small balance homogenous loans represented by installment and consumer credit and residential real estate loans are excluded from the impairment provisions.

  Investment Securities and Mortgage-backed Securities

    The Company classifies its investment and mortgage-backed securities in one of three categories: trading, available-for-sale, or held-to-maturity. Securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and measured at amortized cost. Securities purchased for the purpose of being sold in the near term are classified as trading securities and measured at fair value with any change in fair value included in earnings. All other securities that are not classified as held-to-maturity or trading are classified as available-for-sale. Securities classified as available-for-sale are measured at fair value with any changes in fair value reflected as a separate component of stockholders' equity, net of related tax effects. Gains and losses on the sale of such securities are determined using the specific identification method. The Company has classified all investment securities as available-for-sale at December 31, 2000 and 1999.

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

  Foreclosed Real Estate

    Foreclosed real estate represents real estate acquired through foreclosure, and is recorded at the lower of cost (principal balance of the former first mortgage loan plus costs of obtaining title and possession) or net realizable value, at the date of foreclosure. After foreclosure, additional reserves are recorded as necessary to reflect further impairment of the estimated net realizable value.

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

  Earnings per Share

    Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

  Cash and Cash Equivalents

    For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash on hand and in banks and interest bearing deposits with financial institutions.

  Comprehensive Income

    Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of changes in stockholders' equity.

  Basis of Presentation

    Certain amounts for prior years have been reclassified to conform to the current year presentation.

(2) Reorganization to a Stock Corporation

    On August 12, 1997, the Board of Directors adopted a Plan of Conversion, as amended pursuant to which the Bank converted (the Conversion Plan) from a state chartered savings bank to a state chartered stock savings bank (the Conversion). The Conversion Plan was approved by the regulatory authorities and the members at a special meeting. EFC Bancorp, Inc. was formed by the Bank in October 1997 and acquired 100% of the Bank's outstanding common stock in connection with the Conversion.

    During 1997, the Bank changed its name to Elgin Financial Savings Bank.

    On April 3, 1998, the Savings Bank completed the Conversion and the Company completed the issuance and sale of 6,936,513 shares of its own common stock (the Transaction), at a price of $10.00 per share, through an initial public offering (IPO). The Company also contributed 554,921 shares of its common stock, from authorized, but unissued shares, to a charitable foundation (the Foundation) immediately following the Conversion. The Company received net proceeds from the Transaction of $72,769,326, after the reduction from gross proceeds of $2,145,000 for IPO related expenses, which were initially deferred. On the date of the Transaction, $12,490,054 of deposits and $56,875,076 million of nondepository stock subscription funds were transferred to stockholder's equity and $37,258,531 of nondepository stock subscription funds were subsequently returned to subscribers; also subsequent to the Transaction, the ESOP purchased, through a $8,961,298 loan from the Company, 599,314 shares of common stock on the open market.

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

    The Foundation created in connection with the Conversion is a tax-exempt private foundation as determined by the Internal Revenue Service. The contribution of common stock to the Foundation by the Company will be tax deductible, subject to an annual limitation based on 10% of the Company's annual taxable income. The Company, however, is able to carryforward any unused portion of the deduction for five years following the contribution. The Company recognized a $5,549,000 expense for the full amount of the contribution, offset in part by the $2,053,000 corresponding tax benefit during 1998.

    In addition to the 25,000,000 authorized shares of common stock, the Company authorized 2,000,000 shares of preferred stock with a par value of $.01 per share. The Company's Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof. As of December 31, 2000, there were no shares of preferred stock issued.

(3) Earnings Per Share

    Net loss for purposes of per share calculations for the year ended December 31, 1998 consists of a net loss from April 3, 1998 through December 31, 1998. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

    The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

			April 3, 1998 (date of initial offering) through December 31, 1998
	December 31,
	2000	1999
Basic:
Net income (loss)	$3,861,669	$4,020,794	$(557,081)
Weighted average common shares outstanding	4,422,427	5,571,247	6,914,871

Basic earnings (loss) per share	$0.87	$0.72	$(0.08)

Diluted:
Net income (loss)	$3,861,669	$4,020,794	$(557,081)
Weighted average common shares outstanding	4,422,427	5,571,247	6,914,871
Effect of dilutive stock options outstanding	61	—	17,832

Diluted weighted average common shares outstanding	4,422,488	5,571,247	6,932,703

Diluted earnings (loss) per share	$0.87	$0.72	$(0.08)

(4) Loans Receivable, Net

    Loans receivable, net are summarized as follows:

	December 31,
	2000	1999
Mortgage loans:
One-to-four family residential	$326,739,417	$283,300,466
Multifamily	50,964,796	44,843,046
Commercial	29,728,398	30,869,697
Construction and land	16,025,077	13,980,655

Total mortgage loans	423,457,688	372,993,864

Other loans:
Home equity loans	11,971,558	10,001,665
Commercial	25,239,646	13,320,478
Auto loans	615,538	483,707
Loans on savings accounts	216,321	421,355
Other	455,017	555,743

Total other loans	38,498,080	24,782,948

Total loans receivable	461,955,768	397,776,812
Less:
Deferred loan fees	279,849	225,464
Allowance for loan losses	1,881,084	1,544,577

Loans receivable, net	$459,794,835	$396,006,771

    Activity in the allowance for loan losses is summarized as follows:

	Years ended December 31,
	2000	1999	1998
Balance at beginning of year	$1,544,577	$1,372,837	$1,125,681
Provision for loan losses	363,000	211,000	293,000
Charge-offs	(27,951)	(40,984)	(45,844)
Recoveries	1,458	1,724	—

Balance at end of year	$1,881,084	$1,544,577	$1,372,837

    Loans receivable in arrears three months or more and on non-accrual status or in the process of foreclosure are as follows:

	Number of loans	Amount	Percent of gross loans receivable
December 31, 2000	15	$4,531,637.98%
December 31, 1999	11		1,269,999.32
December 31, 1998	9		1,005,979.32

    Interest income foregone that would have been recognized on non-accrual loans if such loans had performed in accordance with their contractual terms was $89,000, $46,000, and $71,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

    The Savings Bank had one impaired loan of $3,505,000 at December 31, 2000. The loan had a valuation reserve of $175,000 at December 31, 2000. There were no impaired loans at or for the year ended December 31, 1999.

    The Savings Bank offers to its employees, officers, and directors adjustable-rate mortgage loans for the purchase or refinance of the individual's owner-occupied primary residence with interest rates which may be up to 1% below the rates offered to the Savings Bank's other customers. Loans to officers and directors under the program totaled approximately $2,381,000 and $1,615,000 as of December 31, 2000 and 1999, respectively. All other loans to officers, directors and to associates of such persons are made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with unrelated persons. As of December 31, 2000 and 1999, the total outstanding balance on loans to officers, directors and associates of such persons was approximately $4,266,000 and $3,586,000, respectively, and loan origination and repayments for the year ended December 31, 2000 were $1,601,000 and $921,000, respectively. Loans to officers, directors and to associates of such persons are not considered to involve more than the normal risk of collectability.

(5) Mortgage-backed Securities and Investment Securities Available-for-Sale

    The amortized cost and estimated fair value of mortgage-backed securities and investment securities available-for-sale are summarized as follows:

	December 31, 2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,788,841	$11,624	$(5,902)	$1,794,563
Federal National Mortgage Association	2,808,327	8,015	(22,781)	2,793,561
Government National Mortgage Association	4,892,460	12,052	(39,076)	4,865,436

	9,489,628	31,691	(67,759)	9,453,560

Investment securities:
United States Government obligations	62,929,827	518,858	(555,417)	62,893,268
Municipal securities	877,659	—	—	877,659
Equity securities	300,000	—	—	300,000

	64,107,486	518,858	(555,417)	64,070,927

	$73,597,114	$550,549	$(623,176)	$73,524,487

	December 31, 1999
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$2,275,349	$1,221	$(31,586)	$2,244,984
Federal National Mortgage Association	3,642,288	4,869	(82,326)	3,564,831
Government National Mortgage Association	6,161,469	12,376	(101,580)	6,072,265

	12,079,106	18,466	(215,492)	11,882,080

Investment securities:
United States Government obligations	62,634,181	286,009	(2,140,494)	60,779,696
Equity securities	300,000	—	—	300,000

	62,934,181	286,009	(2,140,494)	61,079,696

	$75,013,287	$304,475	$(2,355,986)	$72,961,776

    There were no sales of mortgage-backed securities available-for-sale for the years ended December 31, 2000, 1999, and 1998. During the years ended December 31, 2000, 1999, and 1998 sales of investment securities available-for-sale totaled $7,063,076, $11,712,628, and $2,011,814, respectively. These sales resulted in gross gains of $150,057, $102,940, and $11,814 for the respective years.

    The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized cost	Estimated fair value
Due in one year or less	$—	$—
Due after one year through five years	18,835,286	18,751,609
Due after five years through ten years	32,178,254	32,114,677
Due after ten years	12,793,946	12,904,641
Equity securities	300,000	300,000

	$64,107,486	$64,070,927

(6) Accrued Interest Receivable

    Accrued interest receivable is summarized as follows:

	December 31,
	2000	1999
Loans receivable	$2,210,906	$1,568,206
Mortgage-backed securities	60,811	71,695
Investment securities	1,452,132	1,167,525

	$3,723,849	$2,807,426

(7) Office Properties and Equipment

    Office properties and equipment at cost is summarized as follows:

	December 31,
	2000	1999
Land	$1,509,185	$1,443,385
Land improvements	299,061	299,061
Office buildings	6,940,469	6,763,591
Leasehold improvements	415,464	185,043
Furniture, fixtures, and equipment	3,654,372	3,144,504

	12,818,551	11,835,584
Less accumulated depreciation and amortization	(3,814,231)	(3,195,174)

	$9,004,320	$8,640,410

    Depreciation and amortization expense totaled $687,620, $565,274, and $506,884, for the years ended December 31, 2000, 1999, and 1998, respectively.

(8) Deposits

    Deposit balances are summarized as follows:

	December 31, 2000		Stated or weighted average rate	December 31, 1999		Stated or weighted average rate
	Amount	Percent		Amount	Percent
Commercial checking accounts	$11,648,274	3.1%	—%	$9,445,906	2.9%	—%
NOW accounts — noninterest bearing	8,105,591	2.2	—	6,093,206	1.9	—
NOW accounts — interest bearing	30,992,709	8.4	1.59	28,044,410	8.7	1.80
Passbook	75,802,417	20.5	3.76	73,675,405	22.7	3.35
Money market accounts	40,098,473	10.9	3.83	31,339,492	9.7	3.53
Certificate accounts:
Fixed rates	138,985,290	37.6	6.25	116,833,293	36.1	5.29
Individual retirement accounts — 18-48 month fixed and variable rate	43,241,076	11.7	5.88	43,517,420	13.4	5.40
Jumbo certificates (with a minimum denomination of $100,000)	20,659,525	5.6	6.60	14,930,161	4.6	5.53

	$369,533,355	100.0%	4.78%	$323,879,293	100.0%	4.15%

Contractual maturity of certificate accounts ($100,000 or greater):
Under 3 months	$10,925,465	25.7%		$6,984,816	21.4%
Over 3 months through 6 months	6,708,522	15.8		5,070,291	15.5
Over 6 months through 12 months	18,321,362	43.0		13,229,776	40.4
Over 12 months	6,588,602	15.5		7,435,357	22.7

	$42,543,951	100.0%		$32,720,240	100.0%

    The aggregate maturities of certificate accounts at December 31, 2000 are as follows (in thousands):

2001	$164,423
2002	23,289
2003	10,114
2004	2,398
2005	2,662

$202,886

    Interest expense on deposits is summarized as follows for the years ended December 31:

	2000	1999	1998
Passbook accounts	$2,806,378	$2,355,677	$1,830,765
NOW accounts	457,244	493,374	535,261
Money market accounts	1,261,297	1,036,713	938,579
Certificate accounts	11,374,014	7,946,663	8,520,441

	$15,898,933	$11,832,427	$11,825,046

(9) Borrowed Money

    Borrowed money is summarized as follows:

		December 31, 2000		December 31, 1999
	Maturity	Weighted interest rate	Outstanding balance	Weighted interest rate	Outstanding balance
	(in thousands)
Advances from the Federal Home Loan Bank of Chicago:	2000	—%	$—	6.32%	$2,000
	2001	6.21	25,000	5.56	10,000
	2002	5.52	3,500	5.66	13,500
	2004	5.51	17,700	5.45	52,700
	2005	6.17	15,000	—	—
	2008	5.20	14,000	5.11	14,000
	2009	—	—	5.08	23,000
	2010	5.85	65,000	—	—

		5.83%	$140,200	5.38%	$115,200

    At December 31, 2000, $15,000,000 of the advances due in 2001 and $5,000,000 of the advances due in 2008 have adjustable interest rates. All other advances have fixed interest rates. $109,000,000 in advances are callable by the Federal Home Loan Bank of Chicago (FHLB) beginning in 2001.

    The Savings Bank adopted a collateral pledge agreement whereby it has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, performing first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the

FHLB. The carrying value of the collateral was approximately $317,028,000 at December 31, 2000. All stock in the FHLB is also pledged as additional collateral for these advances.

(10) Income Taxes

    Income tax expense (benefit) for the years ended December 31, 2000, 1999, and 1998 is as follows:

	Years ended December 31,
	2000	1999	1998
Current:
Federal	$1,914,316	$2,312,771	$2,019,847
State	106,818	202,832	221,232

	2,021,134	2,515,603	2,241,079

Deferred:
Federal	95,586	(226,726)	(1,817,562)
State	13,323	(51,582)	(413,517)

	108,909	(278,308)	(2,231,079)

Total income tax expense	$2,130,043	$2,237,295	$10,000

    The actual Federal income tax expense for 2000, 1999, and 1998 differs from the "expected" income tax expense for those periods (computed by applying the statutory U.S. Federal corporate tax rate of 34% to earnings before income taxes) as follows:

	2000	1999	1998
Tax expense based on the statutory U.S. federal corporate tax rate	$2,037,182	$2,127,750	$93,102
State income taxes, net of federal impact	82,256	130,177	(132,706)
Other, net	10,605	(20,632)	49,604

	$2,130,043	$2,237,295	$10,000

    The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

	2000	1999
Deferred tax assets:
Allowance for loan losses	$729,709	$582,141
Stock award plan	—	3,984
Charitable contribution carryforward	1,438,180	1,699,048
Unrealized loss on securities available-for-sale	28,324	794,731

Gross deferred tax assets	2,196,213	3,079,904
Deferred tax liabilities:
FHLB stock dividends	(323,506)	(126,790)
Loan fees	(113,994)	(180,280)
Depreciation	(439,795)	(459,608)
Tax bad debt reserve in excess of base year amount	(430,912)	(555,426)
Other, net	(9,533)	(4,011)

Gross deferred tax liabilities	(1,317,740)	(1,326,115)

Net deferred tax asset	$878,473	$1,753,789

    Retained earnings at December 31, 2000 includes approximately $2,328,000 of tax bad debt reserves for which no provision for Federal or state income tax has been made. If, in the future this amount, or a portion thereof, is used for certain purposes, then a Federal and state tax liability, at the then current corporate income tax rates, will be imposed on the amounts so used.

(11) Employee Benefit Plans

  401(k) Plan and Trust

    The Savings Bank adopted the Elgin Federal Financial Center 401(k) Employee Benefit Plan and Trust (Plan), effective November 1, 1986, for the exclusive benefit of eligible employees and their beneficiaries. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least six months of service for the Savings Bank and are age 20 or older. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 2% to 10% of their earnings, subject to Internal Revenue Service limitations. Matching contributions can be made at the Savings Bank's discretion each Plan year. There were no contributions by the Savings Bank during 2000 and 1999.

  Employee Stock Ownership Plan (ESOP)

    In conjunction with the Savings Bank's conversion, the Company formed an ESOP. The ESOP covers substantially all employees that are age 21 or over and with at least 1,000 hours of service. The ESOP borrowed $8,961,298 from the Company and purchased 599,314 common shares issued in the Conversion. The loan has a 15 year term, with an interest rate of 8.50%. The Savings Bank intends to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period of 15 years. During the years ended December 31, 2000, 1999, and 1998, 39,954 shares were allocated annually. ESOP expense for the years ended December 31, 2000, 1999, and 1998 totaled $380,489, $423,739, and $490,075, respectively. The fair value of unallocated shares totaled $4,974,000 and $5,194,000 at December 31, 2000 and 1999, respectively.

  Stock Award Plan (SAP)

    On October 27, 1998, the Company adopted a SAP which may grant up to 4%, or 299,657 shares of the common stock issued in the Company's initial public offering to eligible directors, officers, and certain key employees of the Company. All shares available under the SAP were granted on October 27, 1998. Shares vest as follows: 20% per year for five (5) years of continuous service. Deferred compensation relating to the shares granted under the SAP totaled $3,333,684, the fair value of the shares on the date of grant, and is being recognized as compensation expense as the participants vest in those shares. For the years ended December 31, 2000, 1999, and 1998 the Company recorded compensation expense of $637,774, $750,319, and $711,123, respectively.

    During 1998, 299,657 shares of the Company's common stock were purchased by the SAP in the open market at a weighted average price of $12.37 per share. The aggregate purchase price of all nonvested shares acquired by the SAP is reflected as a reduction of stockholders' equity as deferred compensation and additional paid-in capital.

(12) Stock Option Plans

    On October 27, 1998, the Company adopted a stock option plan (the Stock Option Plan) pursuant to which the Company's Board of Directors may grant stock options to directors, officers, and employees of the Company and the Savings Bank. The number of common shares authorized under the Stock Option Plan is 749,143, equal to 10% of the total number of shares issued in the initial stock offering. A similar second plan, consisting of 254,256 shares, was approved by the stockholders on April 25, 2000. Stock options granted under the plans will vest at a rate of 20% per year beginning on the first anniversary date of the respective grant. Exercise prices are equal to the fair value of the common stock at the date of grant. Option terms cannot exceed ten years from the commencement date of the plans of October 27, 1998 and October 27, 2000, respectively.

    The Company adopted the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value of options granted in 2000 and 1999.

	2000	1999	1998
Dividend yield	4.63%	4.00%	—
Risk-free interest rate	5.28%	6.19%	4.63%
Weighted average expected life	10 yrs.	9 yrs.	10 yrs.
Expected volatility	3.75%	5.43%	22.98%

    The weighted average per share fair values of options granted in 2000, 1999, and 1998 were $.77, $.78, and $4.85, respectively.

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

			Period from April 3, 1998 through December 31, 1998
	Years ended December 31,
	2000	1999
Net income (loss):
As reported	$3,861,669	$4,020,794	$263,830
Pro forma	3,399,060	3,560,865	(167,729)

Earnings (loss) per share:
Basic:
As reported	$0.87	$0.72	$(.08)
Pro forma	0.77	0.64	(.14)
Diluted:
As reported	0.87	0.72	(.08)
Pro forma	0.77	0.64	(.14)

    A summary of the status of the Company's stock option transactions under the Plans for the years ended December 31, 2000, 1999, and 1998 is presented below:

	2000		1999		1998
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	749,000	$11.09	749,000	$11.125	—	$—
Forfeitures	—	—	(33,000)	11.125	—	—
Granted	44,500	9.75	33,000	10.375	749,000	11.125
Exercised	—	—	—	—	—	—

Outstanding at end of year	793,500	11.01	749,000	11.09	749,000	11.125

Exercisable at year end	293,000	$11.11	143,200	$11.125	—	$—

(13) Regulatory Capital Requirements

    The Savings Bank is subject to regulatory capital requirements administered by state and federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure adequacy require the Savings Bank to maintain minimum amounts and ratios as set forth below. Management believes, as of December 31, 2000, that the Savings Bank meets all capital adequacy requirement to which it is subject.

    As of December 31, 2000 and 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. At December 31, 2000, there are no conditions or events since the most recent notification that management believes have changed the institution's category.

    The Savings Bank's actual capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2000:
Total capital (to risk weighted assets)	$63,137,000	16.88%	$29,915,000	8.0%	$37,394,000	10.0%
Tier I capital (to risk weighted assets)	61,256,000	16.38	14,958,000	4.0	22,436,000	6.0
Tier I capital (to average assets)	61,256,000	10.50	23,342,000	4.0	29,177,000	5.0
December 31, 1999:
Total capital (to risk weighted assets)	60,882,000	18.58	26,209,000	8.0	32,762,000	10.0
Tier I capital (to risk weighted assets)	59,337,000	18.11	13,105,000	4.0	19,657,000	6.0
Tier I capital (to average assets)	59,337,000	12.77	18,592,000	4.0	23,240,000	5.0

(14) Concentrations of Credit Risk and Financial Instruments with Off-balance Sheet Risk

    A majority of the Savings Bank's mortgage loans are secured by single-family homes in Kane County. For loans originated, the Savings Bank evaluates each customer's creditworthiness on a case-by-case basis. Management believes the Savings Bank has a diversified loan portfolio and concentration of lending activities that does not result in an acute dependency upon the economic conditions of its lending area. Purchased participation loans are secured by properties primarily in the southern Wisconsin area and to a lesser extent by properties in the Chicagoland area.

    The Savings Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments primarily include commitments to extend credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. The Savings Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. The Savings Bank's exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those financial instruments. At December 31, 2000 and 1999, the Savings Bank had the following commitments:

	2000	1999
First mortgage loans	$3,946,000	$7,334,000
Construction loans	2,067,000	3,643,000
Unused lines of credit	16,943,000	14,176,000
Letters of credit	993,000	917,000

    There are various matters of litigation pending against the Company that have arisen during the normal course of business. Based upon discussions with legal counsel, management believes that the liability, if any, resulting from these matters will not be material to the consolidated financial position or results of operations of the Company.

(15) Fair Value of Financial Instruments

    FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (Statement 107), requires the disclosure of estimated fair values of all asset, liability, and off-balance sheet financial instruments. The estimated fair value amounts under Statement No. 107 have been determined as of a specific point in time utilizing various available market information, assumptions, and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Company. Rather, the disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these fair values.

    The estimated fair values of the Company's financial instruments are set forth in the following table.

	December 31,
	2000		1999
	Carrying amount	Fair value	Carrying amount	Fair value
	(in thousands)
Financial assets:
Cash and cash equivalents	$27,023	$27,023	$22,174	$22,174
Investment securities	64,071	64,071	61,080	61,080
Mortgage-backed securities	9,454	9,454	11,882	11,882
Loans receivable	461,956	462,529	397,777	380,238
Accrued interest receivable	3,724	3,724	2,807	2,807
Stock in FHLB of Chicago	7,760	7,760	5,760	5,760

Financial liabilities:
Nonmaturing deposits	$166,647	$166,647	$148,598	$148,598
Deposits with stated maturities	202,886	203,123	175,281	175,281
Borrowed money	140,200	139,642	115,200	113,433
Accrued interest payable	918	918	670	670

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

  Borrowed Funds

    The fair value of fixed rate FHLB advances is the present value of the contractual cash flows discounted by the current rate offered for similar remaining maturities. For variable rate advances, the carrying value approximates fair value.

(16) Condensed Parent Company Only Financial Information

    Presented below is the condensed balance sheets as of December 31, 2000 and 1999 and statements of income and cash flows for the years ended December 31, 2000 and 1999 and for the period from April 3, 1998 (date of commencement of operations) to December 31, 1998 for EFC

Bancorp, Inc. These statements should be read in conjunction with the consolidated financial statements and the notes thereto.

	December 31,
	2000	1999
Balance Sheets
Assets:
Cash and cash equivalents	$676,435	$933,699
Mortgage-backed securities available-for-sale, at fair value	1,571,318	2,202,163
Investment securities available-for-sale, at fair value	2,276,428	2,201,996
Equity investment in the Savings Bank	61,233,467	58,301,647
Accrued interest receivable	27,741	748,835
Other assets	2,194,605	2,514,425

Total assets	$67,979,994	$66,902,765

Liabilities — other liabilities	$694,892	$480,676
Total stockholders' equity	67,285,102	66,422,089

Total liabilities and stockholders' equity	$67,979,994	$66,902,765

	Years ended December 31,		Period from April 3, 1998 to December 31, 1998
	2000	1999
Statements of Income
Dividend income from Savings Bank	$1,783,317	$12,493,171	$—
Equity in undistributed earnings of the Savings Bank	2,186,058	—	3,038,991
Dividend income in excess of earnings of the Savings Bank	—	(8,492,628)	—
Interest income	968,897	1,341,607	1,532,020
Noninterest expense	(1,153,245)	(1,400,395)	(493,883)
Foundation contribution	—	—	(5,548,650)

Income (loss) before income taxes	3,785,027	3,941,755	(1,471,522)
Income tax benefit	76,642	79,039	1,735,352

Net income	$3,861,669	$4,020,794	$263,830

Statements of Cash Flows
Operating activities:
Net income	$3,861,669	$4,020,794	$263,830
Equity in undistributed earnings of the Savings Bank	(2,186,058)	—	(3,038,991)
Dividend income in excess of earnings of the Savings Bank	—	8,492,628	—
Amortization of premiums	13,552	37,022	38,116
ESOP plan shares allocated	934,094	858,165	—
Stock award plan shares allocated	576,734	750,319	111,123
Change in fair value of ESOP shares	(216,931)	(173,680)	(107,345)
Decrease (increase) in other assets	383,907	(74,980)	(8,303)
Decrease (increase) in accrued interest receivable	721,094	(109,981)	(638,854)
Increase (decrease) in other liabilities	111,385	(387,121)	(1,510,917)

Net cash provided by (used in) operating activities	4,199,446	13,413,166	(4,891,341)

Investing activities:
Purchase of capital stock of the Savings Bank	—	—	(33,610,058)
Purchase of mortgage-backed securities available-for-sale	—	—	(4,549,273)
Principal repayments on mortgage-backed securities available-for-sale	642,200	1,256,399	1,002,581
Purchases of investment securities available-for-sale	—	(300,000)	(10,023,434)
Maturities of investment securities available-for-sale	—	2,000,000	6,000,000

Net cash provided by (used in) investing activities	642,200	2,956,399	(41,180,184)

Financing activities:
Purchase of stock award plan stock	—	—	(3,707,474)
Proceeds from the issuance of common stock	—	—	72,769,326
Cash dividends paid	(1,783,317)	(1,793,171)	—
Purchase of treasury stock	(3,315,593)	(23,316,599)	(4,355,125)
Purchase of common stock by ESOP	—	—	(8,961,298)

Net cash provided by (used in) financing activities	(5,098,910)	(25,109,770)	55,745,429

Net increase (decrease) in cash and cash equivalents	(257,264)	(8,740,205)	9,673,904
Cash and cash equivalents at beginning of period	933,699	9,673,904	—

Cash and cash equivalents at end of period	$676,435	$933,699	$9,673,904

(17) Selected Quarterly Financial Data (unaudited)

    A summary of consolidated operating results on a quarterly basis is as follows:

	Three months ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(In thousands, except per share data)
Interest income	$9,189	$9,737	$10,165	$10,723
Interest expense	5,108	5,578	6,131	6,584

Net interest income before provision for loan losses	4,081	4,159	4,034	4,139
Provision for loan losses	60	96	111	96

Net interest income after provision for loan losses	4,021	4,063	3,923	4,043
Noninterest income	266	359	386	319
Noninterest expense	2,818	2,837	2,828	2,905

Income before income tax expense	1,469	1,585	1,481	1,457
Income tax expense	506	586	523	515

Net income	$963	$999	$958	$942

Earnings per share:
Basic	$0.21	$0.23	$0.22	$0.21
Diluted	$0.21	$0.23	$0.22	$0.21

	Three months ended
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
	(In thousands, except per share data)
Interest income	$7,466	$7,677	$8,125	$8,715
Interest expense	3,527	3,747	4,228	4,799

Net interest income before provision for loan losses	3,939	3,930	3,897	3,916
Provision for loan losses	45	45	45	76

Net interest income after provision for loan losses	3,894	3,885	3,852	3,840
Noninterest income	237	280	312	410
Noninterest expense	2,527	2,480	2,677	2,768

Income before income tax expense	1,604	1,685	1,487	1,482
Income tax expense	569	607	518	543

Net income	$1,035	$1,078	$969	$939

Earnings per share:
Basic	$0.16	$0.18	$0.20	$0.20
Diluted	$0.16	$0.18	$0.20	$0.20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrants' Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001, at pages 4 through 6 and 15.

Item 11. Executive Compensation.

    The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001, at pages 8 through 11 (excluding the Compensation Committee Report).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001, at pages 3 and 4.

Item 13. Certain Relationships and Related Transactions.

    The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001, at page 15.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1.  Financial Statements

  Consolidated Financial Statements of the Company are listed in the index and appear in this report under "Item 8. Financial Statements and Supplementary Data."

(a)2.  Financial Statement Schedules

  Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)   Reports on Form 8-K filed during the last quarter of 2000

  None.

(c)   Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
3.1	Certificate of Incorporation of EFC Bancorp, Inc.(1)
3.2	By-Laws of EFC Bancorp, Inc.(1)
4.0	Stock Certificate of EFC Bancorp, Inc.(1)
10.1	EFC Bancorp, Inc. 2000 Stock Option Plan(3)
10.2	Amended and Restated EFC Bancorp, Inc. 1998 Stock Based Incentive Plan(2)
10.3	Form of Employment Agreement between Elgin Financial Savings Bank and certain executive officers(1)
10.4	Form of Employment Agreement between EFC Bancorp, Inc. and certain executive officers(1)
10.5	Form of Change in Control Agreement between Elgin Financial Savings Bank and certain executive officers(1)
10.6	Form of Change in Control Agreement between EFC Bancorp, Inc. and certain executive officers(1)
10.8	Form of Elgin Financial Savings Bank Supplemental Executive Retirement Plan(1)
10.9	Form of Elgin Financial Savings Bank Management Supplemental Executive Retirement Plan(1)
11.0	Statement Re: Computation of Per Share Earnings Incorporated herein by reference to Footnote 3 on page F-10 of this document
21.0	Subsidiary information incorporated herein by reference to "Part 1—Subsidiaries"
23.0	Consent of the Company's Independent Auditors (filed herewith)
99.1	Proxy Statement, dated April 24, 2001, for the 2001 Annual Meeting of Stockholders (filed herewith)

(1)
Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-38637.

(2)
Incorporated by reference into this document from the Proxy Statement for the Annual Meeting of Stockholders filed on March 26, 1999.

(3)
Incorporated by reference into this document from the Appendix to the Proxy Statement for the Annual Meeting of Stockholders filed on March 23, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFC Bancorp, Inc. (Registrant)
March 20, 2001	/s/ Barrett J. O'Connor Barrett J. O'Connor, President & Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Barrett J. O'Connor Barrett J. O'Connor	President, Chief Executive Officer and Director (principal executive officer)	March 20, 2001
/s/ James J. Kovac James J. Kovac	Executive Vice President, Chief Financial Officer and Director (principal accounting and financial officer)	March 20, 2001
/s/ John J. Brittain John J. Brittain	Director and Chairman of the Board	March 20, 2001
/s/ Leo M. Flanagan, Jr. Leo M. Flanagan, Jr.	Director	March 20, 2001
/s/ Vincent C. Norton Vincent C. Norton	Director	March 20, 2001
/s/ Thomas I. Anderson Thomas I. Anderson	Director	March 20, 2001

/s/ Ralph W. Helm Ralph W. Helm	Director	March 20, 2001
/s/ Peter A. Traeger Peter A. Traeger	Director	March 20, 2001
/s/ James A. Alpeter James A. Alpeter	Director	March 20, 2001

QuickLinks

INDEX
PART I
  Item 1. Business.
  Additional Item. Executive Officers of the Registrant
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Company's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES