Form 10-Q
period 2001-03-31
EFC BANCORP INC
filed 2001-05-11
CIK 1047947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-13605

EFC BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4193304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1695 Larkin Avenue, Elgin, Illinois	60123
(Address of principal executive offices)	(Zip Code)

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

    Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,717,469 shares of common stock, par value $0.01 per share, were outstanding as of May 7, 2001.

EFC Bancorp, Inc.

Form 10-Q

For the Quarter Ended March 31, 2001

INDEX

PART I. FINANCIAL INFORMATION
EFC BANCORP, INC.
March 31, 2001

Item 1.  Financial Statements.

EFC BANCORP, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
March 31, 2001 and December 31, 2000

Assets	March 31, 2001	December 31, 2000

Cash and cash equivalents:
On hand and in banks	$2,541,212	2,668,094
Interest bearing deposits with financial institutions	34,172,908	24,354,577
Loans receivable, net	472,512,648	459,794,835
Mortgage-backed securities available-for-sale, at fair value	14,957,723	9,453,560
Investment securities available-for-sale, at fair value	55,207,776	64,070,927
Foreclosed real estate	—	539,792
Stock in Federal Home Loan Bank of Chicago, at cost	8,260,000	7,760,000
Accrued interest receivable	3,243,921	3,723,849
Office properties and equipment, net	9,047,472	9,004,320
Other assets	1,606,510	1,831,034

Total assets	$601,550,170	583,200,988

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$374,301,368	369,533,355
Borrowed money	150,200,000	140,200,000
Advance payments by borrowers for taxes and insurance	1,652,153	958,652
Income taxes payable	948,019	470,865
Accrued expenses and other liabilities	6,787,512	4,753,014

Total liabilities	533,889,052	515,915,886

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	71,717,956	71,761,626
Treasury stock, at cost, 2,737,465 and 2,657,165 shares at March 31, 2001 and December 31, 2000, respectively	(31,846,955)	(30,987,317)
Unearned employee stock ownership plan (ESOP), 469,463 and 479,452 shares at March 31, 2001 and December 31, 2000, respectively	(7,019,682)	(7,169,039)
Unearned stock award plan, 150,633 and 164,896 shares at March 31, 2001 and December 31, 2000, respectively	(1,675,789)	(1,834,468)
Retained earnings, substantially restricted	35,863,636	35,483,689
Accumulated other comprehensive income (loss)	547,038	(44,303)

Total stockholders' equity	67,661,118	67,285,102

Commitments and contingencies	—	—

Total liabilities and stockholders' equity	$601,550,170	583,200,988

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)
For the three months ended March 31, 2001 and 2000

	2001	2000

Interest income:
Loans secured by real estate	$8,074,064	7,055,217
Other loans	890,034	569,730
Mortgage-backed securities available-for-sale	225,435	220,169
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,496,172	1,344,081

Total interest income	10,685,705	9,189,197

Interest expense:
Deposits	4,262,073	3,554,163
Borrowed money	2,226,124	1,554,303

Total interest expense	6,488,197	5,108,466

Net interest income before provision for loan losses	4,197,508	4,080,731
Provision for loan losses	90,000	60,000

Net interest income after provision for loan losses	4,107,508	4,020,731

Noninterest income:
Service fees	235,540	215,859
Insurance and brokerage commissions	95,441	35,126
Other	11,197	14,801

Total noninterest income	342,178	265,786

Noninterest expense:
Compensation and benefits	1,686,030	1,529,427
Office building, net	106,750	108,576
Depreciation and repairs	278,737	226,581
Data processing	130,922	126,295
Federal insurance premium	17,642	16,366
NOW account operating expenses	126,118	111,271
Other	696,763	700,099

Total noninterest expense	3,042,962	2,818,615

Income before income taxes	1,406,724	1,467,902
Income tax expense	505,150	505,025

Net income	$901,574	962,877

Earnings per share (basic and diluted)	$0.21	0.21

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
For the three months ended March 31, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net income	$901,574	962,877
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	12,482	8,940
Provision for loan losses	90,000	60,000
Stock award plan shares allocated	158,679	159,421
ESOP shares committed to be released	149,357	149,357
Change in fair value of ESOP shares	(43,670)	(50,462)
Depreciation of office properties and equipment	184,761	163,907
Gain on sale of foreclosed real estate	(91)	—
Decrease in accrued interest receivable and other assets, net	324,788	411,136
Increase in income taxes payable, accrued expenses and other liabilities, net	3,202,904	2,325,927

Net cash provided by operating activities	4,980,784	4,191,103

Cash flows from investing activities:
Net increase in loans receivable	(5,709,759)	(8,903,860)
Purchases of loans receivable	(7,098,054)	(7,789,967)
Purchases of mortgage-backed securities available-for-sale	(6,239,672)	—
Principal payments on mortgage-backed securities available-for-sale	739,613	642,223
Maturities of investment securities available-for-sale	17,128,314	6,370
Purchases of investment securities available-for-sale	(7,312,339)	(8,144,456)
Purchases of office properties and equipment	(227,913)	(313,237)
Purchases of stock in the Federal Home Loan Bank of Chicago	(500,000)	(100,000)
Proceeds from the sale of foreclosed real estate	539,883	57,136

Net cash used in investing activities	(8,679,927)	(24,545,791)

Cash flows from financing activities:
Cash dividends paid	(517,783)	(348,217)
Purchase of treasury stock	(859,638)	(2,856,334)
Net increase in deposits	4,768,013	12,161,431
Proceeds from borrowed money	25,000,000	45,000,000
Repayments on borrowed money	(15,000,000)	(43,000,000)

Net cash provided by financing activities	13,390,592	10,956,880

Net decrease in cash and cash equivalents	9,691,449	(9,397,808)
Cash and cash equivalents at beginning of period	27,022,671	22,173,595

Cash and cash equivalents at end of period	$36,714,120	12,775,787

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

    In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. These interim financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and therefore certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the Company's 2000 Annual Report on Form 10-K. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank.

Note 2: COMPREHENSIVE INCOME

    The Company's comprehensive income for the three month periods ended March 31, 2001 and 2000 are as follows:

	Three months ended March 31,
	2001	2000
Net income	$901,574	962,877
Other comprehensive loss, net of tax:
Unrealized holding gains (losses) on securities arising during the period	591,341	(14,036)

Comprehensive income	$1,492,915	948,841

There were no sales of investment securities as of and for the three months ended March 31, 2001 and 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following analysis discusses changes in the financial condition at March 31, 2001 and results of operations for the three months ended March 31, 2001, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC, including its 2000 Annual Report on Form 10-K.

    The Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

    Total assets at March 31, 2001 were $601.6 million, which represented an increase of $18.4 million, or 3.2%, compared to $583.2 million at December 31, 2000. The increase in total assets was primarily as a result of an increase in loans receivable of $12.7 million, or 2.8%, to $472.5 million at March 31, 2001 from $459.8 million at December 31, 2000. Of the $12.7 million increase, $7.1 million represents loans purchased. The increase in loans receivable was primarily attributable to strong loan demand during the period. The growth in total assets was funded by increases in borrowed money and deposits. Borrowed money, representing FHLB advances, increased by $10.0 million to $150.2 million at March 31, 2001 from $140.2 million at December 31, 2000. Deposits increased $4.8 million to $374.3 million at March 31, 2001 from $369.5 million at December 31, 2000. Stockholders' equity increased by $376,000 to $67.7 million at March 31, 2001 from $67.3 million at December 31, 2000. The increase in stockholders' equity was primarily the result of the Company's net income during the period and a $591,000 increase in the Company's accumulated other comprehensive income relating to its available-for-sale investment portfolio, offset by stock repurchases and dividends paid.

Comparison of Operating Results For the Three Months Ended March 31, 2001 and 2000

    General.  The Company's net income decreased $61,000, to $902,000 for the three months ended March 31, 2001, from $963,000 for the three months ended March 31, 2000.

    Interest Income.  Interest income increased $1.5 million, or 16.3%, to $10.7 million for the three months ended March 31, 2001, compared with $9.2 million for the same period in 2000. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $79.6 million, or 15.9%, to $580.5 million for the three months ended March 31, 2001 from $500.9 million for the comparable period in 2000, and an increase in the average yield on interest-earning assets by 2 basis points to 7.36% for the three months ended March 31, 2001 from 7.34% for the three months ended March 31, 2000.

    Mortgage loan interest income increased by $1.0 million for the three months ended March 31, 2001 compared with the same period in 2000. The average balance of mortgage loans increased $44.3 million, while the loan yield increased by 18 basis points from 7.42% to 7.60%. Interest income from investment securities, mortgage-backed securities and short term deposits increased by $116,000 for the three months ended March 31, 2001, compared with the same period in 2000. This increase resulted from a combination of an increase in average balance of $17.4 million and offset by a 65 basis point decrease in yield.

    Interest Expense.  Interest expense increased by $1.4 million, or 27.0%, to $6.5 million for the three months ended March 31, 2001 from $5.1 million for the three months ended March 31, 2000. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, and an overall increase in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $75.0 million, or 17.4%, to $505.3 million at March 31, 2001 from $430.3 million at March 31, 2000. This change reflects a $27.7 million increase in the deposit accounts, with the remaining $47.3 million increase attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money increased by 39 basis points to 5.14% for the three months ended March 31, 2001 from 4.75% for the three months ended March 31, 2000.

    Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $117,000, or 2.9%, to $4.2 million for the three months ended March 31, 2001 from $4.1 million for the comparable period in 2000. The net interest margin as a percent of interest-earning assets decreased by 37 basis points to 2.89% for the three months ended March 31, 2001 from 3.26% for the comparable period in 2000.

    Provision for Loan Losses.  The provision for loan losses increased by $30,000, to $90,000 for the three months ended March 31, 2001 from $60,000 in 2000. At March 31, 2001, December 31, 2000 and March 31, 2000, non-performing loans totaled $5.0 million, $4.5 million and $1.0 million, respectively. At March 31, 2001, the ratio of the allowance for loan losses to non-performing loans was 39.8% compared to 41.5% at December 31, 2000 and 154.2% at March 31, 2000. The ratio of the allowance to total loans was 0.42%, 0.41% and 0.39%, at March 31, 2001, December 31, 2000 and March 31, 2000, respectively. There were no charge-offs for the three months ended March 31, 2001 and 2000. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

    Noninterest Income.  Noninterest income totaled $342,000 and $266,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in noninterest income is primarily attributable to an increase in insurance and brokerage commission income of $60,000 and an increase in service fees of $20,000.

    Noninterest Expense.  Noninterest expense increased $224,000, to $3.0 million for the three months ended March 31, 2001 from $2.8 million for the comparable period in 2000. Compensation and benefits increased by $157,000. This increase was primarily due to a combination of annual salary increases, the addition of staff and increases in employee health insurance costs. The additional staff expenses are primarily attributed to the opening of the Bank's new East Dundee, Illinois branch and the hiring of marketing and human resource personnel. All other operating expenses, including advertising, marketing, postage, communications, data processing and other office expense increased by a combined $68,000, or 5.3%, to $1.4 million for the three months ended March 31, 2001 from $1.3 million for the three months ended March 31, 2000. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

    Income Tax Expense.  Income tax expense totaled $505,000 for the three months ended March 31, 2001 and 2000. The effective tax rate was 35.9% and 34.4% for the three months ended March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

    The Bank's primary sources of funds are savings deposits, proceeds from the principal and interest payments on loans and proceeds from the maturity of securities and borrowings from the FHLB-Chicago. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

    The primary investing activities of the Bank are the origination of residential one-to-four-family loans and, to a lesser extent multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed and mortgage-related securities. In addition, the Bank purchases loans, consisting of single-family, multi-family and commercial real estate. Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors, the Bank and other factors.

    The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2001, cash and interest-bearing demand accounts totaled $36.7 million, or 6.1% of total assets.

    See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the three months ended March 31, 2001 and 2000.

    At March 31, 2001, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at March 31, 2001:

Total Capital to Total Assets	10.42%
Total Capital to Risk-Weighted Assets	16.30%
Tier I Leverage Ratio	10.34%
Tier I to Risk-Weighted Assets	16.16%

At March 31, 2001, the Company had a Total Capital to Total Assets ratio of 11.25%.

    On February 21, 2001, the Company announced its first quarter dividend of $0.1225 per share. The dividend was paid on April 10, 2001 to stockholders of record on March 30, 2001.

Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. During June, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133," ("SFAS 137") that delayed SFAS 133 until fiscal years beginning after June 15, 2000. The FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" in June, 2000, which addresses various implementation issues relating to SFAS No. 133. The adoption of SFAS No. 133 in January 2001 did not have a material impact on the Company's results of operations or financial condition.

    "SFAS" No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued by the "FASB" in September 2000. SFAS No. 140 supercedes and replaces FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No. 140 were effective for fiscal years ending December 31, 2000. The Company anticipates that the adoption of SFAS No. 140 will not have a material impact on the Company's results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of March 31, 2001.

(In thousands)

				NPV as % of Portfolio Value of Assets
Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value
				NPV Ratio
	Amount	$ Change	% Change		% Change
+300	$53,724	$(27,600)	(33.94)%	9.16%	(30.50)%
+200	62,232	(19,092)	(23.48)	10.44	(20.79)
+100	72,459	(8,865)	(10.90)	11.94	(9.41)
Static	81,324	—	—	13.18	—
-100	87,476	6,152	7.57	14.01	6.30
-200	92,628	11,304	13.90	14.69	11.46
-300	96,305	14,981	18.42	15.16	15.02

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

Item 2.  Changes in Securities and Use of Proceeds.

    None.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The annual meeting of the stockholders was held April 24, 2001. The following proposals were voted on by the stockholders.

Proposal	For	Withheld	Abstain	Broker Non-Votes
1) Election of Directors— nominees for three year term
James J. Kovac	3,938,655	82,601	N/A	N/A
Vincent C. Norton	3,596,276	424,980	N/A	N/A
Ralph W. Helm	3,937,354	83,902	N/A	N/A
2) Approval of appointment of KPMG LLP as the Company's Independent auditors for the Year ended December 31, 2001	3,941,168	46,934	33,154	N/A

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports on Form 8-K (§249.308 of this Chapter).

(a)	Exhibits
	3.1	Certificate of Incorporation of EFC Bancorp, Inc. *
	3.2	Bylaws of EFC Bancorp, Inc. *
	11.0	Statement re: Computation of Per Share Earnings
(b)	Reports on Form 8-K
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

EFC BANCORP, INC.
Dated: May 11, 2001	By:	/s/ BARRETT J. O'CONNOR Barrett J. O'Connor President and Chief Executive Officer (Principal executive officer)
Dated: May 11, 2001	By:	/s/ JAMES J. KOVAC James J. Kovac Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

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