Form 10-Q
period 2001-06-30
EFC BANCORP INC
filed 2001-08-10
CIK 1047947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,707,469 shares of common stock, par value $0.01 per share, were outstanding as of August 8, 2001.

EFC Bancorp, Inc.
Form 10-Q
For the Quarter Ended June 30, 2001

PART I. FINANCIAL INFORMATION
EFC BANCORP, INC.
JUNE 30, 2001

Item 1.  Financial Statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

     Consolidated Balance Sheets (unaudited)
June 30, 2001 and December 31, 2000

	June 30, 2001	December 31, 2000
Assets
Cash and cash equivalents:
On hand and in banks	$2,417,970	2,668,094
Interest bearing deposits with financial institutions	18,637,049	24,354,577
Loans receivable, net	495,625,683	459,794,835
Mortgage-backed securities available-for-sale, at fair value	13,134,273	9,453,560
Investment securities available-for-sale, at fair value	61,555,371	64,070,927
Foreclosed real estate	—	539,792
Stock in Federal Home Loan Bank of Chicago, at cost	8,401,500	7,760,000
Accrued interest receivable	3,714,105	3,723,849
Office properties and equipment, net	8,988,366	9,004,320
Other assets	1,745,827	1,831,034

Total assets	$614,220,144	583,200,988

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$381,306,274	369,533,355
Borrowed money	155,200,000	140,200,000
Advance payments by borrowers for taxes and insurance	1,125,352	958,652
Income taxes payable	429,660	470,865
Accrued expenses and other liabilities	8,257,160	4,753,014

Total liabilities	546,318,446	515,915,886

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	71,679,380	71,761,626
Treasury stock, at cost, 2,773,965 and 2,657,165 shares at June 30, 2001 and December 31, 2000, respectively	(32,232,050)	(30,987,317)
Unearned employee stock ownership plan (ESOP), 459,475 and 479,452 shares at June 30, 2001 and December 31, 2000, respectively	(6,870,325)	(7,169,039)
Unearned stock award plan, 136,369 and 164,896 shares at June 30, 2001 and December 31, 2000, respectively	(1,517,110)	(1,834,468)
Retained earnings, substantially restricted	36,298,551	35,483,689
Accumulated other comprehensive income (loss)	468,338	(44,303)

Total stockholders' equity	67,901,698	67,285,102

Commitments and contingencies	—	—

Total liabilities and stockholders' equity	$614,220,144	583,200,988

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)
For the three and six months ended June 30, 2001 and 2000

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Interest income:
Loans secured by real estate	$8,216,205	7,442,902	16,280,568	14,494,519
Other loans	1,079,057	663,839	1,969,091	1,233,569
Mortgage-backed securities available-for-sale	235,782	209,184	461,217	429,353
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,223,706	1,419,239	2,719,878	2,763,320

Total interest income	10,754,750	9,735,164	21,430,754	18,920,761

Interest expense:
Deposits	4,244,093	3,787,304	8,506,167	7,341,468
Borrowed money	2,145,121	1,790,589	4,371,245	3,344,892

Total interest expense	6,389,214	5,577,893	12,877,412	10,686,360

Net interest income before provision for loan losses	4,365,536	4,157,271	8,553,342	8,234,401
Provision for loan losses	105,000	95,742	195,000	155,742

Net interest income after provision for loan losses	4,260,536	4,061,529	8,358,342	8,078,659

Noninterest income:
Service fees	285,504	234,445	521,045	450,303
Insurance and brokerage commissions	88,149	43,113	183,590	78,239
Gain (Loss) on sale of foreclosed real estate	7,922	(7,413)	8,014	(7,413)
Gain on sale of securities	—	68,748	—	68,748
Other	17,246	20,406	28,353	35,207

Total noninterest income	398,821	359,299	741,002	625,084

Noninterest expense:
Compensation and benefits	1,762,045	1,590,118	3,448,075	3,119,544
Office building, net	73,646	77,806	180,396	186,382
Depreciation and repairs	315,223	241,760	593,960	468,341
Data processing	130,484	92,237	261,406	218,531
Federal insurance premium	17,642	16,778	35,284	33,144
NOW account operating expenses	135,616	116,322	261,735	227,593
Other	767,187	700,207	1,454,250	1,396,706

Total noninterest expense	3,201,843	2,835,228	6,235,106	5,650,241

Income before income taxes	1,457,514	1,585,600	2,864,238	3,053,502
Income tax expense	496,480	586,192	1,001,630	1,091,217

Net income	$961,034	999,408	1,862,608	1,962,285

Earnings per share (basic and diluted)	$0.23	0.23	0.43	0.44

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
For the six months ended June 30, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net income	$1,862,608	1,962,285
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	62,511	18,307
Provision for loan losses	195,000	155,742
Stock award plan shares allocated	317,358	318,842
ESOP shares committed to be released	298,714	298,714
Change in fair value of ESOP shares	(82,246)	(107,217)
Gain on sale of securities	—	(68,748)
(Gain)/Loss on sale of foreclosed real estate	(8,014)	7,413
Depreciation of office properties and equipment	377,624	331,985
Increase in accrued interest receivable and other assets, net	(229,565)	(708,142)
Increase in income taxes payable, accrued expenses and other liabilities, net	3,620,069	2,783,935

Net cash provided by operating activities	6,414,059	4,993,116

Cash flows from investing activities:
Net increase in loans receivable	(15,875,901)	(19,584,361)
Purchases of loans receivable	(23,707,057)	(19,149,436)
Purchases of mortgage-backed securities available-for-sale	(6,241,618)	—
Principal payments on mortgage-backed securities available-for-sale	2,549,072	1,244,417
Maturities of investment securities available-for-sale	18,131,584	57,500
Proceeds from the sale of investment securities available for sale	—	3,467,642
Purchases of investment securities available-for-sale	(14,826,311)	(12,256,720)
Purchases of office properties and equipment	(361,670)	(704,046)
Purchases of stock in the Federal Home Loan Bank of Chicago	(641,500)	(650,000)
Proceeds from the sale of foreclosed real estate	4,104,916	160,298

Net cash used in investing activities	(36,868,485)	(47,414,706)

Cash flows from financing activities:
Cash dividends paid	(1,041,412)	(871,509)
Purchase of treasury stock	(1,244,733)	(2,856,334)
Net increase in deposits	11,772,919	26,658,592
Proceeds from borrowed money	30,000,000	68,000,000
Repayments on borrowed money	(15,000,000)	(55,000,000)

Net cash provided by financing activities	24,486,774	35,930,749

Net decrease in cash and cash equivalents	(5,967,652)	(6,490,841)
Cash and cash equivalents at beginning of period	27,022,671	22,173,595

Cash and cash equivalents at end of period	$21,055,019	15,682,754

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of EFC Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Elgin Financial Savings Bank (the Bank) and its wholly-owned subsidiary, Fox Valley Service Corporation of Elgin. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

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

Note 2: COMPREHENSIVE INCOME

    The Company's comprehensive income for the three and six month periods ended June 30, 2001 and 2000 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Net income	$961,034	999,408	$1,862,608	1,962,285
Other comprehensive gain (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	(78,700)	(285,870)	512,641	(299,906)
Reclassification adjustment for net gain realized in net income	—	(43,311)	—	(43,311)

Comprehensive income	$882,334	670,227	$2,375,249	1,619,068

    There were no sales of investment securities as of and for the three and six months ended June 30, 2001. During the second quarter of 2000 the sale of securities resulted in a net gain of $68,748 ($43,311 net of tax effect).

Note 3: COMPUTATION OF PER SHARE EARNINGS

    Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of outstanding stock options. ESOP shares are only considered outstanding for earnings per share calculations when they are released or committed to be released.

    Presented below are the calculations for the basic and diluted earnings per share:

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Basic:
Net income	$961,034	999,408	1,862,608	1,962,285
Weighted average shares outstanding	4,261,903	4,377,411	4,294,406	4,455,257

Basic earnings per share	$0.23	0.23	0.43	0.44

Diluted:
Net income	$961,034	999,408	1,862,608	1,962,285
Weighted average shares outstanding	4,261,903	4,377,411	4,294,406	4,455,257
Effect of dilutive stock options outstanding	7,522	—	5,709	—

Diluted weighted average shares outstanding	4,269,425	4,377,411	4,300,115	4,455,257

Diluted earnings per share	$0.23	0.23	0.43	0.44

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following analysis discusses changes in the financial condition at June 30, 2001 and results of operations for the three and six months ended June 30, 2001, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

    Total assets at June 30, 2001 were $614.2 million, which represented an increase of $31.0 million, or 5.3%, compared to $583.2 million at December 31, 2000. The increase in total assets was primarily as a result of an increase in loans receivable of $35.8 million, or 7.8%, to $495.6 million at June 30, 2001 from $459.8 million at December 31, 2000. Of the $35.8 million increase, $23.7 million represents loans purchased. The remaining increase in loans receivable was primarily attributable to strong loan demand during the period. The increase in loans was partially offset by decreases in cash and cash equivalents of $6.0 million, or 22.1%, to $21.0 million at June 30, 2001 from $27.0 million at December 31, 2000 and investment securities of $2.5 million, or 3.9%, to $61.6 million at June 30, 2001 from $64.1 million at December 31, 2000. The growth in total assets was funded by increases in borrowed money and deposits. Borrowed money, representing FHLB advances, increased by $15.0 million to $155.2 million at June 30, 2001 from $140.2 million at December 31, 2000. Deposits increased $11.8 million to $381.3 million at June 30, 2001 from $369.5 million at December 31, 2000. Stockholders' equity increased by $617,000 to $67.9 million at June 30, 2001 from $67.3 million at December 31, 2000. The increase in stockholders' equity was primarily the result of the Company's net income during the period and a $513,000 increase in the Company's accumulated other comprehensive income relating to its available-for-sale investment portfolio, the effect of which was partially offset by stock repurchases and dividends paid.

Comparison of Operating Results For the Three Months Ended June 30, 2001 and 2000

    General.  The Company's net income decreased $38,000, to $961,000 for the three months ended June 30, 2001, from $999,000 for the three months ended June 30, 2000.

    Interest Income.  Interest income increased $1.0 million, or 10.5%, to $10.7 million for the three months ended June 30, 2001, compared with $9.7 million for the same period in 2000. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $64.9 million, or 12.3%, to $591.5 million for the three months ended June 30, 2001 from $526.6 million for the comparable period in 2000, offset by a decrease in the average yield on interest-earning assets by 12 basis points to 7.27% for the three months ended June 30, 2001 from 7.39% for the three months ended June 30, 2000.

    Mortgage loan interest income increased by $773,000 for the three months ended June 30, 2001 compared with the same period in 2000. The average balance of mortgage loans increased $38.9 million, while the loan yield increased by 4 basis points from 7.50% to 7.54%. Interest income from investment securities, mortgage-backed securities and short-term deposits decreased by $169,000 for the three months ended June 30, 2001, compared with the same period in 2000. This decrease resulted from a combination of an increase in average balance of $3.2 million and offset by a 86 basis point decrease in yield.

    Interest Expense.  Interest expense increased by $811,000, or 14.6%, to $6.4 million for the three months ended June 30, 2001 from $5.6 million for the three months ended June 30, 2000. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, and an overall increase in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $54.4 million, or 12.0%, to $508.4 million at June 30, 2001 from $454.0 million at June 30, 2000. This change reflects a $25.1 million increase in the deposit accounts, which represents a $35.6 million increase in money market accounts, partially offset by decreases of $5.4 million and $3.3 million in certificates of deposits and passbook savings, respectively. The remaining $29.3 million increase is attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money increased by 12 basis points to 5.03% for the three months ended June 30, 2001 from 4.91% for the three months ended June 30, 2000.

    Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $208,000, or 5.0%, to $4.4 million for the three months ended June 30, 2001 from $4.2 million for the comparable period in 2000. The net interest margin as a percent of interest-earning assets decreased by 21 basis points to 2.95% for the three months ended June 30, 2001 from 3.16% for the comparable period in 2000.

    Provision for Loan Losses.  The provision for loan losses increased by $9,000, to $105,000 for the three months ended June 30, 2001 from $96,000 in 2000. At June 30, 2001, December 31, 2000 and June 30, 2000, non-performing loans totaled $3.1 million, $4.5 million and $911,000, respectively. At June 30, 2001, the ratio of the allowance for loan losses to non-performing loans was 63.9% compared to 41.5% at December 31, 2000 and 186.4% at June 30, 2000. The ratio of the allowance to total loans was 0.40%, 0.41% and 0.39%, at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. Charge-offs totaled $85,000 and $3,000 for the three months ended June 30, 2001 and 2000, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

    Noninterest Income.  Noninterest income totaled $399,000 and $359,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in noninterest income is primarily attributable to an increase in insurance and brokerage commission income of $45,000 and an increase in service fees of $51,000, partially offset by a decrease in gain on sale of securities of $69,000.

    Noninterest Expense.  Noninterest expense increased $367,000, to $3.2 million for the three months ended June 30, 2001 from $2.8 million for the comparable period in 2000. Compensation and benefits increased by $172,000. This increase was primarily due to a combination of annual salary increases and the addition of staff. The additional staff expenses are primarily attributed to the opening of the Bank's new East Dundee, Illinois branch and the hiring of human resource personnel. All other operating expenses, including advertising, marketing, postage, communications, data processing and other office expense increased by a combined $195,000, or 15.6%, to $1.4 million for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

    Income Tax Expense.  Income tax expense totaled $496,000 and $586,000 for the three months ended June 30, 2001 and 2000, respectively. The effective tax rate was 34.1% and 37.0% for the three months ended June 30, 2001 and 2000, respectively.

Comparison of Operating Results For the Six Months Ended June 30, 2001 and 2000

    General.  The Company's net income decreased $100,000, to $1.9 million for the six months ended June 30, 2001, from $2.0 million for the six months ended June 30, 2000.

    Interest Income.  Interest income increased $2.5 million, or 13.3%, to $21.4 million for the six months ended June 30, 2001, compared with $18.9 million for the same period in 2000. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $72.3 million, or 14.1%, to $586.0 million for the six months ended June 30, 2001 from $513.7 million for the comparable period in 2000, offset by a decrease in the average yield on interest-earning assets by 6 basis points to 7.31% for the six months ended June 30, 2001 from 7.37% for the six months ended June 30, 2000.

    Mortgage loan interest income increased by $1.8 million for the six months ended June 30, 2001 compared with the same period in 2000. The average balance of mortgage loans increased $41.6 million, while the loan yield increased by 11 basis points from 7.46% to 7.57%. Interest income from investment securities, mortgage-backed securities and short-term deposits decreased by $12,000 for the six months ended June 30, 2001, compared with the same period in 2000. This decrease resulted from a combination of an increase in average balance of $11.6 million and offset by a 73 basis point decrease in yield.

    Interest Expense.  Interest expense increased by $2.2 million, or 20.5%, to $12.9 million for the six months ended June 30, 2001 from $10.7 million for the six months ended June 30, 2000. This increase resulted from the combination of an increase in the average balance of interest-bearing liabilities, and an overall increase in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $64.7 million, or 14.6%, to $506.9 million at June 30, 2001 from $442.2 million at June 30, 2000. This change reflects a $26.4 million increase in the deposit accounts, which is largely attributed to a $26.9 million increase in money market accounts. The remaining $38.3 million increase is attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money increased by 25 basis points to 5.08% for the six months ended June 30, 2001 from 4.83% for the six months ended June 30, 2000.

    Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $319,000, or 3.9%, to $8.5 million for the six months ended June 30, 2001 from

$8.2 million for the comparable period in 2000. The net interest margin as a percent of interest-earning assets decreased by 29 basis points to 2.92% for the six months ended June 30, 2001 from 3.21% for the comparable period in 2000.

    Provision for Loan Losses.  The provision for loan losses increased by $39,000, to $195,000 for the six months ended June 30, 2001 from $156,000 in 2000. At June 30, 2001, December 31, 2000 and June 30, 2000, non-performing loans totaled $3.1 million, $4.5 million and $911,000, respectively. At June 30, 2001, the ratio of the allowance for loan losses to non-performing loans was 63.9% compared to 41.5% at December 31, 2000 and 186.4% at June 30, 2000. The ratio of the allowance to total loans was 0.40%, 0.41% and 0.39%, at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. Charge-offs totaled $85,000 and $3,000 for the six months ended June 30, 2001 and 2000, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

    Noninterest Income.  Noninterest income totaled $741,000 and $625,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in noninterest income is primarily attributable to an increase in insurance and brokerage commission income of $105,000 and an increase in service fees of $71,000, partially offset by a decrease in gain on sale of securities of $69,000.

    Noninterest Expense.  Noninterest expense increased $585,000, to $6.2 million for the six months ended June 30, 2001 from $5.6 million for the comparable period in 2000. Compensation and benefits increased by $329,000. This increase was primarily due to a combination of annual salary increases and the addition of staff. The additional staff expenses are primarily attributed to the opening of the Bank's new East Dundee, Illinois branch and the hiring of human resource personnel. All other operating expenses, including advertising, marketing, postage, communications, data processing and other office expense increased by a combined $256,000, or 10.1%, to $2.8 million for the six months ended June 30, 2001 from $2.5 million for the six months ended June 30, 2000. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

    Income Tax Expense.  Income tax expense totaled $1.0 million and $1.1 million for the six months ended June 30, 2001 and 2000, respectively. The effective tax rate was 35.0% and 35.7% for the six months ended June 30, 2001 and 2000, respectively.

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

    In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market. The Company is in the process of its fifth stock repurchase program.

    The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2001, cash and interest-bearing demand accounts totaled $21.0 million, or 3.4% of total assets.

    See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the six months ended June 30, 2001 and 2000.

    At June 30, 2001, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at June 30, 2001:

Total Capital to Total Assets	10.25%
Total Capital to Risk-Weighted Assets	15.54%
Tier I Leverage Ratio	10.22%
Tier I to Risk-Weighted Assets	15.43%

At June 30, 2001, the Company had a Total Capital to Total Assets ratio of 11.05%.

    On June 7, 2001, the Company announced its second quarter dividend of $0.1250 per share, which represents an increase form the first quarter dividend of $0.1225 per share. The dividend was paid on July 10, 2001 to stockholders of record on June 29, 2001.

Recent Accounting Pronouncements

    "SFAS" No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued by the "FASB" in September 2000. SFAS No. 140 supercedes and replaces FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No. 140 were effective for fiscal years ending December 31, 2000. The adoption of SFAS No. 140 did not have a material impact on the Company's results of operations or financial condition.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company anticipates that the adoption of SFAS No. 141 and No. 142 will not have a material impact on the Company's results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of June 30, 2001.

(In thousands)

				NPV as % of Portfolio Value of Assets
Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value
				NPV Ratio
	Amount	$ Change	% Change		% Change
+300	$49,707	$(31,358)	(38.68)%	8.35%	(35.17)%
+200	59,064	(22,001)	(27.14)	9.76	(24.22)
+100	70,093	(10,972)	(13.53)	11.35	(11.88)
Static	81,065	—	—	12.88	—
-100	89,007	7,942	9.80	13.94	8.23
-200	91,878	10,813	13.34	14.30	11.02
-300	96,600	15,535	19.16	14.89	15.61

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

    None.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports on Form 8-K (249.308 of this Chapter).

  (a)
  Exhibits

3.1	Certificate of Incorporation of EFC Bancorp, Inc. *
3.2	Bylaws of EFC Bancorp, Inc. *
11.0	Statement re: Computation of Per Share Earnings Incorporated herein by reference to Footnote 3 on page 5 of this document.
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

EFC BANCORP, INC.
Dated: August 10, 2001	By:	/s/ BARRETT J. O'CONNOR Barrett J. O'Connor President and Chief Executive Officer (Principal executive officer)
Dated: August 10, 2001	By:	/s/ JAMES J. KOVAC James J. Kovac Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

QuickLinks

PART I. FINANCIAL INFORMATION EFC BANCORP, INC. JUNE 30, 2001
  Item 1. Financial Statements.
EFC BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Income (unaudited) For the three and six months ended June 30, 2001 and 2000
EFC BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) For the six months ended June 30, 2001 and 2000
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K (249.308 of this Chapter).
SIGNATURES