Form 10-Q
period 2001-09-30
EFC BANCORP INC
filed 2001-11-13
CIK 1047947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,611,161 shares of common stock, par value $0.01 per share, were outstanding as of November 10, 2001.

EFC Bancorp, Inc.
Form 10-Q
For the Quarter Ended September 30, 2001

PART I. FINANCIAL INFORMATION
EFC BANCORP, INC.
SEPTEMBER 30, 2001

Item 1.  Financial Statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

     Consolidated Balance Sheets (unaudited)
September 30, 2001 and December 31, 2000

	September 30, 2001	December 31, 2000
Assets
Cash and cash equivalents:
On hand and in banks	$2,047,254	2,668,094
Interest bearing deposits with financial institutions	39,682,726	24,354,577
Loans receivable, net	526,565,224	459,794,835
Mortgage-backed securities available-for-sale, at fair value	11,264,466	9,453,560
Investment securities available-for-sale, at fair value	57,473,866	64,070,927
Foreclosed real estate	—	539,792
Stock in Federal Home Loan Bank of Chicago, at cost	8,760,000	7,760,000
Accrued interest receivable	3,695,506	3,723,849
Office properties and equipment, net	9,777,843	9,004,320
Other assets	1,253,934	1,831,034

Total assets	$660,520,819	583,200,988

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$407,599,076	369,533,355
Borrowed money	175,200,000	140,200,000
Advance payments by borrowers for taxes and insurance	523,936	958,652
Income taxes payable	461,513	470,865
Accrued expenses and other liabilities	8,419,396	4,753,014

Total liabilities	592,203,921	515,915,886

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	71,650,194	71,761,626
Treasury stock, at cost, 2,852,473 and 2,657,165 shares at September 30, 2001 and December 31, 2000, respectively	(33,180,050)	(30,987,317)
Unearned employee stock ownership plan (ESOP), 449,486 and 479,452 shares at September 30, 2001 and December 31, 2000, respectively	(6,720,967)	(7,169,039)
Unearned stock award plan, 122,107 and 164,896 shares at September 30, 2001 and December 31, 2000, respectively	(1,358,431)	(1,834,468)
Retained earnings, substantially restricted	36,949,990	35,483,689
Accumulated other comprehensive income (loss)	901,248	(44,303)

Total stockholders' equity	68,316,898	67,285,102

Commitments and contingencies	—	—

Total liabilities and stockholders' equity	$660,520,819	583,200,988

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)
For the three and nine months ended September 30, 2001 and 2000

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Interest income:
Loans secured by real estate	$8,626,654	7,779,436	24,907,222	22,279,131
Other loans	1,126,235	767,443	3,095,326	2,001,012
Mortgage-backed securities available-for-sale	184,003	206,483	645,220	635,837
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,201,799	1,411,957	3,921,678	4,175,277

Total interest income	11,138,691	10,165,319	32,569,446	29,091,257

Interest expense:
Deposits	4,193,496	4,140,277	12,699,663	11,481,745
Borrowed money	2,243,800	1,990,650	6,615,046	5,335,542

Total interest expense	6,437,296	6,130,927	19,314,709	16,817,287

Net interest income before provision for loan losses	4,701,395	4,034,392	13,254,737	12,273,970
Provision for loan losses	135,000	111,258	330,000	267,000

Net interest income after provision for loan losses	4,566,395	3,923,134	12,924,737	12,006,970

Noninterest income:
Service fees	308,739	249,032	829,784	699,335
Insurance and brokerage commissions	73,966	38,240	255,510	116,479
Gain (Loss) on sale of foreclosed real estate	—	—	8,014	(7,413)
Gain on sale of securities	32,812	81,309	32,812	150,057
Other	17,511	17,082	47,911	52,289

Total noninterest income	433,028	385,663	1,174,031	1,010,747

Noninterest expense:
Compensation and benefits	1,785,674	1,616,189	5,233,749	4,735,733
Office building, net	98,693	86,019	279,090	272,402
Depreciation and repairs	306,975	235,179	900,935	703,519
Data processing	123,672	128,013	385,078	346,544
Federal insurance premium	17,354	17,268	52,638	50,412
NOW account operating expenses	153,208	121,160	414,944	348,753
Other	707,592	623,960	2,161,842	2,025,843

Total noninterest expense	3,193,168	2,827,788	9,428,276	8,483,206

Income before income taxes	1,806,255	1,481,009	4,670,492	4,534,511
Income tax expense	637,492	523,211	1,639,122	1,614,428

Net income	$1,168,763	957,798	3,031,370	2,920,083

Earnings per share (basic and diluted)	$0.27	0.22	0.71	0.66

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
For the nine months ended September 30, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net income	$3,031,370	2,920,083
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	114,569	27,409
Provision for loan losses	330,000	267,000
Stock award plan shares allocated	476,037	478,263
ESOP shares committed to be released	448,071	448,071
Change in fair value of ESOP shares	(111,432)	(161,275)
Gain on sale of securities	(32,812)	(150,057)
(Gain)/Loss on sale of foreclosed real estate	(8,014)	7,413
Depreciation of office properties and equipment	553,559	507,268
(Increase)/Decrease in accrued interest receivable and other assets, net	6,753	(558,246)
Increase in income taxes payable, accrued expenses and other liabilities, net	3,222,568	599,177

Net cash provided by operating activities	8,030,669	4,385,106

Cash flows from investing activities:
Net increase in loans receivable	(25,427,983)	(21,944,893)
Purchases of loans receivable	(45,229,516)	(34,162,550)
Purchases of mortgage-backed securities available-for-sale	(6,241,440)	—
Principal payments on mortgage-backed securities available-for-sale	4,419,684	1,933,454
Maturities of investment securities available-for-sale	24,135,018	4,060,634
Proceeds from the sale of investment securities available for sale	4,032,812	7,063,076
Purchases of investment securities available-for-sale	(20,091,594)	(12,258,653)
Purchases of office properties and equipment	(1,327,081)	(924,464)
Purchases of stock in the Federal Home Loan Bank of Chicago	(1,000,000)	(1,650,000)
Proceeds from the sale of foreclosed real estate	4,104,916	160,298

Net cash used in investing activities	(62,625,184)	(57,723,098)

Cash flows from financing activities:
Cash dividends paid	(1,571,164)	(1,394,801)
Purchase of treasury stock	(2,192,733)	(2,856,334)
Net increase in deposits	38,065,721	39,061,775
Proceeds from borrowed money	60,000,000	94,000,000
Repayments on borrowed money	(25,000,000)	(76,000,000)

Net cash provided by financing activities	69,301,824	52,810,640

Net increase/(decrease) in cash and cash equivalents	14,707,309	(527,352)
Cash and cash equivalents at beginning of period	27,022,671	22,173,595

Cash and cash equivalents at end of period	$41,729,980	21,646,243

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

Note 2: COMPREHENSIVE INCOME

    The Company's comprehensive income for the three and nine month periods ended September 30, 2001 and 2000 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net income	$1,168,763	957,798	$3,031,370	2,920,083
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	453,582	516,141	966,223	216,235
Reclassification adjustment for net gain on sales of securities realized in net income	(20,672)	(51,225)	(20,672)	(94,536)

Comprehensive income	$1,601,673	1,422,714	$3,976,921	3,041,782

    For both the three and nine month periods ended September 30, 2001 the sale of securities resulted in a gain of $32,812 ($20,672 net of tax effect). For the three and nine month periods ended September 30, 2000 the sale of securities resulted in a gain of $81,309 and $150,057 ($51,225 and $94,536 net of tax effect), respectively.

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

    Presented below are the calculations for the basic and diluted earnings per share:

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Basic:
Net income	$1,168,763	957,798	3,031,370	2,920,083
Weighted average shares outstanding	4,241,304	4,387,365	4,276,511	4,432,461

Basic earnings per share	$0.27	0.22	0.71	0.66

Diluted:
Net income	$1,168,763	957,798	3,031,370	2,920,083
Weighted average shares outstanding	4,241,304	4,387,365	4,276,511	4,432,461
Effect of dilutive stock options outstanding	66,248	82	14,394	163

Diluted weighted average shares outstanding	4,307,552	4,387,447	4,290,905	4,432,624

Diluted earnings per share	$0.27	0.22	0.71	0.66

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following analysis discusses changes in the financial condition at September 30, 2001 and results of operations for the three and nine months ended September 30, 2001, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

    Total assets at September 30, 2001 were $660.5 million, which represented an increase of $77.3 million, or 13.3%, compared to $583.2 million at December 31, 2000. The increase in total assets was primarily as a result of an increase in loans receivable of $66.8 million, or 14.5%, to $526.6 million at September 30, 2001 from $459.8 million at December 31, 2000. Of the $66.8 million increase, $45.2 million represents loans purchased. The remaining increase in loans receivable was primarily attributable to strong loan demand during the period. In addition, cash and cash equivalents increased $14.7 million, or 54.4%, to $41.7 million at September 30, 2001 from $27.0 million at December 31, 2000. These increases were partially offset by a decrease in investment securities of $6.6 million, or 10.3%, to $57.5 million at September 30, 2001 from $64.1 million at December 31, 2000. The growth in total assets was funded by increases in borrowed money and deposits. Borrowed money, representing FHLB advances, increased by $35.0 million to $175.2 million at September 30, 2001 from $140.2 million at December 31, 2000. Deposits increased $38.1 million to $407.6 million at September 30, 2001 from $369.5 million at December 31, 2000. Stockholders' equity increased by $1.0 million to $68.3 million at September 30, 2001 from $67.3 million at December 31, 2000. The increase in stockholders' equity was primarily the result of the Company's net income during the period and a $946,000 increase in the

Company's accumulated other comprehensive income relating to its available-for-sale investment portfolio, the effect of which was partially offset by stock repurchases and dividends paid.

Comparison of Operating Results For the Three Months Ended September 30, 2001 and 2000

    General.  The Company's net income increased $211,000, or 22.0%, to $1.2 million for the three months ended September 30, 2001, from $958,000 for the three months ended September 30, 2000.

    Interest Income.  Interest income increased $973,000, or 9.6%, to $11.1 million for the three months ended September 30, 2001, compared with $10.2 million for the same period in 2000. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $82.0 million, or 15.0%, to $627.4 million for the three months ended September 30, 2001 from $545.4 million for the comparable period in 2000, offset by a decrease in the average yield on interest-earning assets by 35 basis points to 7.10% for the three months ended September 30, 2001 from 7.45% for the three months ended September 30, 2000.

    Mortgage loan interest income increased by $847,000 for the three months ended September 30, 2001 compared with the same period in 2000. The average balance of mortgage loans increased $44.0 million, while the loan yield increased by 2 basis points from 7.53% to 7.55%. Interest income from investment securities, mortgage-backed securities and short-term deposits decreased by $227,000 for the three months ended September 30, 2001, compared with the same period in 2000. This decrease resulted from a combination of an increase in average balance of $10.5 million and offset by a 155 basis point decrease in yield from 6.45% for the three months ended September 30, 2000 to 4.90% for the three months ended September 30, 2001. The decrease in yield is largely attributed to the effect of the lower interest rate environment reducing yields on short-term deposits.

    Interest Expense.  Interest expense increased by $306,000, or 5.0%, to $6.4 million for the three months ended September 30, 2001 from $6.1 million for the three months ended September 30, 2000. This increase resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $70.8 million, or 15.0%, to $543.2 million at September 30, 2001 from $472.4 million at September 30, 2000. This change reflects a $37.5 million increase in the deposit accounts, which represents a $53.0 million increase in money market accounts, partially offset by a decrease of $15.8 million in certificates of deposits. The remaining $33.3 million increase is attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 45 basis points to 4.74% for the three months ended September 30, 2001 from 5.19% for the three months ended September 30, 2000.

    Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $667,000, or 16.5%, to $4.7 million for the three months ended September 30, 2001 from $4.0 million for the comparable period in 2000. The net interest margin as a percent of interest-earning assets increased by 4 basis points to 3.00% for the three months ended September 30, 2001 from 2.96% for the comparable period in 2000.

    Provision for Loan Losses.  The provision for loan losses increased by $24,000, to $135,000 for the three months ended September 30, 2001 from $111,000 in 2000. At September 30, 2001, December 31, 2000 and September 30, 2000, non-performing loans totaled $1.2 million, $4.5 million and $5.0 million, respectively. The $3.3 million decrease in non-performing loans from December 31, 2000 to September 30, 2001 is largely the result of the pay-off of a $3.5 million loan, which was secured by a commercial office building located in St. Charles, Illinois. At September 30, 2001, the ratio of the allowance for loan losses to non-performing loans was 175.4% compared to 41.5% at December 31, 2000 and 36.2% at September 30, 2000. The ratio of the allowance to total loans was 0.40%, 0.41% and 0.40%, at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. Charge-offs totaled $16,000 for the three months ended September 30, 2001. There were no charge-offs for the three months ended September 30, 2000. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

    Noninterest Income.  Noninterest income totaled $433,000 and $386,000 for the three months ended September 30, 2001 and 2000, respectively. The increase in noninterest income is primarily attributable to an increase in service fees of $60,000 and insurance and brokerage commission income of $36,000, partially offset by a decrease in gain on sale of securities of $48,000.

    Noninterest Expense.  Noninterest expense increased $365,000, to $3.2 million for the three months ended September 30, 2001 from $2.8 million for the comparable period in 2000. Compensation and benefits increased by $169,000. This increase was primarily due to a combination of annual salary increases and the addition of staff. The additional staff expenses are primarily attributed to the opening of the Bank's new East Dundee, Illinois branch. All other operating expenses, including advertising, marketing, postage, communications, data processing and other office expense increased by a combined $196,000, or 16.2%, to $1.4 million for the three months ended September 30, 2001 from $1.2 million for the three months ended September 30, 2000. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

    Income Tax Expense.  Income tax expense totaled $637,000 and $523,000 for the three months ended September 30, 2001 and 2000, respectively. The increase was due to a $325,000 increase in earnings before income taxes to $1.8 million for the three months ended September 30, 2001 from $1.5 million for the prior year period. The effective tax rate was 35.3% for both the three months ended September 30, 2001 and 2000.

Comparison of Operating Results For the Nine Months Ended September 30, 2001 and 2000

    General.  The Company's net income increased $111,000, to $3.0 million for the nine months ended September 30, 2001, from $2.9 million for the nine months ended September 30, 2000.

    Interest Income.  Interest income increased $3.5 million, or 12.0%, to $32.6 million for the nine months ended September 30, 2001, compared with $29.1 million for the same period in 2000. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $75.5 million, or 14.4%, to $599.8 million for the nine months ended September 30, 2001 from $524.3 million for the comparable period in 2000, offset by a decrease in the average yield on interest-earning assets by 16 basis points to 7.24% for the nine months ended September 30, 2001 from 7.40% for the nine months ended September 30, 2000.

    Mortgage loan interest income increased by $2.6 million for the nine months ended September 30, 2001 compared with the same period in 2000. The average balance of mortgage loans increased $42.4 million, while the loan yield increased by 7 basis points from 7.49% to 7.56%. Interest income from investment securities, mortgage-backed securities and short-term deposits decreased by $302,000 for the nine months ended September 30, 2001, compared with the same period in 2000. This decrease resulted from a combination of an increase in average balance of $9.7 million and offset by a 103 basis point decrease in yield from 6.52% for the nine months ended September 30, 2000 to 5.49% for the nine months ended September 30, 2001. The decrease in yield is largely attributed to the effect of the lower interest rate environment reducing yields on short-term deposits.

    Interest Expense.  Interest expense increased by $2.5 million, or 14.9%, to $19.3 million for the nine months ended September 30, 2001 from $16.8 million for the nine months ended September 30, 2000. This increase resulted from an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $66.7 million, or 14.8%, to $519.0 million at

September 30, 2001 from $452.3 million at September 30, 2000. This change reflects a $30.1 million increase in the deposit accounts, which is largely attributed to a $35.6 million increase in money market accounts. The remaining $36.6 million increase is attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money was 4.96% for both the nine months ended September 30, 2001 and 2000.

    Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $981,000, or 8.0%, to $13.3 million for the nine months ended September 30, 2001 from $12.3 million for the comparable period in 2000. The net interest margin as a percent of interest-earning assets decreased by 17 basis points to 2.95% for the nine months ended September 30, 2001 from 3.12% for the comparable period in 2000.

    Provision for Loan Losses.  The provision for loan losses increased by $63,000, to $330,000 for the nine months ended September 30, 2001 from $267,000 in 2000. At September 30, 2001, December 31, 2000 and September 30, 2000, non-performing loans totaled $1.2 million, $4.5 million and $5.0 million, respectively. The $3.3 million decrease in non-performing loans from December 31, 2000 to September 30, 2001 is largely the result of the pay-off of a $3.5 million loan, which was secured by a commercial office building located in St. Charles, Illinois. At September 30, 2001, the ratio of the allowance for loan losses to non-performing loans was 175.4% compared to 41.5% at December 31, 2000 and 36.2% at September 30, 2000. The ratio of the allowance to total loans was 0.40%, 0.41% and 0.40%, at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. Charge-offs totaled $101,000 and $3,000 for the nine months ended September 30, 2001 and 2000, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

    Noninterest Income.  Noninterest income totaled $1.2 million and $1.0 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in noninterest income is primarily attributable to an increase in insurance and brokerage commission income of $139,000 and an increase in service fees of $130,000, partially offset by a decrease in gain on sale of securities of $117,000.

    Noninterest Expense.  Noninterest expense increased $945,000, to $9.4 million for the nine months ended September 30, 2001 from $8.5 million for the comparable period in 2000. Compensation and benefits increased by $498,000. This increase was primarily due to a combination of annual salary increases and the addition of staff. The additional staff expenses are primarily attributed to the opening of the Bank's new East Dundee, Illinois branch and the hiring of human resource personnel. All other operating expenses, including advertising, marketing, postage, communications, data processing and other office expense increased by a combined $447,000, or 11.9%, to $4.2 million for the nine months ended September 30, 2001 from $3.7 million for the nine months ended September 30, 2000. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

    Income Tax Expense.  Income tax expense totaled $1.6 million for both the nine months ended September 30, 2001 and 2000. The effective tax rate was 35.1% and 35.6% for the nine months ended September 30, 2001 and 2000, respectively.

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

    In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market. The Company is in the process of its sixth stock repurchase program, which was previously announced on September 27, 2001. Under this program the Company is authorized to repurchase up to 231,808, or 5.0% of its outstanding common stock.

    The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2001, cash and interest-bearing demand accounts totaled $41.7 million, or 6.3% of total assets.

    See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the nine months ended September 30, 2001 and 2000.

    At September 30, 2001, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at September 30, 2001:

Total Capital to Total Assets	9.68%
Total Capital to Risk-Weighted Assets	14.96%
Tier I Leverage Ratio	9.74%
Tier I to Risk-Weighted Assets	14.75%

    At September 30, 2001, the Company had a Total Capital to Total Assets ratio of 10.34%.

    On September 7, 2001, the Company announced its third quarter dividend of $0.1250 per share. The dividend was paid on October 9, 2001 to stockholders of record on September 28, 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of September 30, 2001.

(In thousands)

				NPV as % of Portfolio Value of Assets
Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value
				NPV Ratio
	Amount	$ Change	% Change		% Change
+300	$43,813	$(40,169)	(47.83)%	6.89%	(44.12)%
+200	55,950	(28,032)	(33.38)	8.61	(30.17)
+100	70,041	(13,941)	(16.60)	10.52	(14.68)
Static	83,982	—	—	12.33	—
-100	98,524	14,542	17.32	14.13	14.60
-200	104,511	20,529	24.44	14.82	20.19
-300	110,074	26,092	31.07	15.45	25.30

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

    None.

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports on Form 8-K.

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

EFC BANCORP, INC.
Dated: November 13, 2001	By:	/s/ BARRETT J. O'CONNOR Barrett J. O'Connor President and Chief Executive Officer (Principal executive officer)
Dated: November 13, 2001	By:	/s/ JAMES J. KOVAC James J. Kovac Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

QuickLinks

PART I. FINANCIAL INFORMATION EFC BANCORP, INC. SEPTEMBER 30, 2001
  Item 1. Financial Statements.
EFC BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Income (unaudited) For the three and nine months ended September 30, 2001 and 2000
EFC BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) For the nine months ended September 30, 2001 and 2000
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES