Form 10-K
period 2001-12-31
EFC BANCORP INC
filed 2002-03-21
CIK 1047947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to                  .

Commission File Number: 1-13605

EFC BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4193304
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

1695 Larkin Avenue, Elgin, Illinois	60123
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (847) 741-3900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share	The American Stock Exchange
(Title of Class)	(Name of Exchange on which registered)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant was $55,900,000 based upon the last sales price on the American Stock Exchange for March 8, 2002.

The number of shares of Common Stock outstanding as of March 8, 2002 is 4,609,761.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

General

EFC Bancorp, Inc. (also referred to as the “Company” or “Registrant”), was incorporated under Delaware law in October 1997.  The Registrant was formed to acquire Elgin Financial Savings Bank and subsidiaries, Elgin, Illinois, (the “Bank”) as part of the Bank’s conversion from a mutual to a stock form of organization (the “Conversion”).  In connection with the Conversion, the Company issued an aggregate of 7,491,434 shares of its common stock, par value $0.01 per share (“Common Stock”) at a purchase price of $10 per share, of which 6,936,513 shares were issued in a subscription offering and 554,921 shares were issued to the Elgin Financial Foundation (the “Foundation”), a charitable foundation established by the Bank.  The Company received approval to become a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”) and the Securities and Exchange Commission (“SEC”).  The Company’s acquisition of the Bank occurred on April 3, 1998.

The Bank is a community-oriented savings institution which was originally organized in 1924 as a federally-chartered mutual savings and loan association.  The Bank reorganized in the 1980s to become Elgin Federal Financial Center, a federally-chartered mutual savings association, and again in 1996 to become Elgin Financial Center, S.B., an Illinois state-chartered mutual savings bank.  In 1998, the Bank changed its name to Elgin Financial Savings Bank.  The Bank’s principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its full-service branch offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans and, to a lesser extent, multi-family and commercial real estate loans,  construction and land loans, commercial business loans, home equity loans, and automobile and passbook savings loans.  The Bank generally originates all of its loans for investment.  The Bank also invests primarily in government insured or guaranteed mortgage-backed  securities and U.S. Government obligations.  The Bank’s revenues are derived principally from the interest on its mortgage, consumer and commercial business loans and securities and from servicing fees.  The Bank’s primary sources of funds are retail savings deposits and, to a lesser extent, advances from the Federal Home Loan Bank of Chicago (the “FHLB-Chicago”).

Market Area

Headquartered in largely suburban Kane County, Illinois, the Bank has been, and intends to continue to be, a community–oriented financial institution offering a variety of financial services to meet the needs of the communities it serves.  The Bank currently operates four full-service banking facilities in Elgin and three full service facilities located in West Dundee, East Dundee and Huntley, Illinois.  The Bank’s primary lending and deposit gathering area is concentrated around the areas where its full-service banking facilities are located which the Bank generally considers to be its primary market area.

Elgin is located on U.S. Interstate 90 (the Northwest tollway) in the Fox River Valley approximately 38 miles northwest of downtown Chicago and 25 miles west of O’Hare International Airport.  Interstate 90 provides easy access to the City of Chicago and is a major corridor of suburban growth for Chicago.  As the Chicago suburbs have expanded into Kane County, western Cook County and southern McHenry County, Elgin has experienced a positive influx of new residents and employers.  The economy in the Bank’s primary market area has also historically benefitted from the presence of well-known companies such as First USA; Panasonic; Sears; Elgin Sweeper; Illinois Tool Works and Ameritech Corp.  Other employment and economic activity is provided by a variety of wholesale and retail trade, hospitals and a riverboat gambling facility located on the Fox River in Elgin.

Competition

The Bank faces significant competition both in making loans and in attracting deposits.  The State of Illinois has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees.  The Bank’s competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies.  Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions.  The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.  Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.  There are approximately 15 financial institutions with operations in Elgin and approximately 30 financial institutions with operations in the Bank’s primary market area.

Lending Activities

Loan Portfolio Composition.  The types of loans that the Bank may originate are subject to federal and state laws and regulations.  Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors.  These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board (“FRB”), legislative tax policies and governmental budgetary matters.

The Bank’s loan portfolio primarily consists of first mortgage loans secured by one- to four-family residences most of which are located in its primary market area.  At December 31, 2001, the Bank’s gross loan portfolio totaled $539.6 million, of which $375.5 million were one- to four-family residential mortgage loans, or 69.6% of total loans.  At such date, the remainder of the loan portfolio consisted of $58.1 million of multi-family loans, or 10.8% of total loans; $42.8 million of commercial real estate loans, or 7.9% of total loans; $16.3 million of construction and land loans, or 3.0% of total loans; $30.0 million of commercial loans, or 5.6% of total loans; and $17.0 million of consumer  loans, or 3.1% of total loans, consisting of $14.7 million of home equity lines of credit, $1.5 million of secured and unsecured personal loans and $764,000 of automobile loans.  The Bank sold loans totaling $10.3 million during the year ended December 31, 2001.  There were no other loan sales during the period 1997 through 2000.  At December 31, 2001, 43.4% of the Bank’s mortgage loans had adjustable interest rates, most of which were indexed to the one year Constant Maturity Treasury (“CMT”) Index.

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2001		2000		1999		1998		1997
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$375,452	69.6%	$326,739	70.7%	$283,300	71.2%	$233,689	75.2%	$191,622	77.2%
Multi-family	58,093	10.8	50,965	11.0	44,843	11.3	27,184	8.7	19,845	8.0
Commercial real estate	42,813	7.9	29,729	6.5	30,870	7.8	20,407	6.6	11,257	4.5
Construction and land	16,285	3.0	16,025	3.5	13,981	3.5	13,716	4.4	13,793	5.5
Total mortgage loans	492,643	91.3	423,458	91.7	372,994	93.8	294,996	94.9	236,517	95.2
Other loans:
Home equity loans	14,689	2.7	11,972	2.6	10,002	2.5	9,014	2.9	7,520	3.0
Commercial	30,046	5.6	25,240	5.5	13,320	3.4	5,606	1.8	3,166	1.3
Auto loans	764.1		615.1		484.1		510.2		585.3
Loans on savings accounts	335.1		216	—	421.1		477.2		456.2
Other	1,160.2		455.1		556.1		86	—	88	—
Total other loans	46,994	8.7	38,498	8.3	24,783	6.2	15,693	5.1	11,815	4.8
Total loans receivable	539,637	100.0%	461,956	100.0%	397,777	100.0%	310,689	100.0%	248,332	100.0%
Less:
Deferred loan fees	311		280		225		326		511
Allowance for loan losses	2,255		1,881		1,545		1,3 73		1,126
Loans receivable, net	$537,071		$459,795		$396,007		$308,990		$246,695

Loan Originations.  The Bank’s mortgage lending activities are conducted by its loan personnel operating at its seven branch offices as well as through participation and loan acquisition programs.  All loans originated by the Bank are underwritten by the Bank pursuant to the Bank’s policies and procedures.  The Bank originates both adjustable-rate and fixed-rate mortgage loans, commercial loans and consumer loans.  The Bank’s ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.  It is the general policy of the Bank to retain loans originated in its portfolio.

During the years ended December 31, 2001 and 2000, the Bank originated $90.8 million and $21.3 million of fixed-rate one- to four-family residential mortgage loans, respectively, and for the years ended December 31, 2001 and 2000, the Bank originated $16.6 million and $24.4 million of adjustable-rate one- to four-family residential mortgage loans, respectively, all of which were retained by the Bank.  Based upon the Bank’s investment needs and market opportunities, the Bank participates and purchases  loans, consisting primarily of one-to-four family and multi-family real estate mortgage loans, secured by property located in Illinois, southern Wisconsin and, to a lesser extent, in Minnesota, and had $107.9 million of purchased loan participation interests at December 31, 2001.  See “—Multi-Family and Commercial Real Estate Lending.”

The following tables set forth the Bank’s loan originations, purchases and principal repayments for the periods indicated.  All loans originated by the Bank are generally held for investment.

	For the Year Ended December 31,
	2001	2000	1999
	(In thousands)
Gross loans (1):
Balance outstanding at beginning of period	$461,956	$397,777	$310,689
Loans originated (2):
One-to four-family residential	107,360	45,721	81,712
Multi-family	6,792	2,330	938
Commercial real estate	14,932	740	8,027
Construction and land	30,821	16,486	10,430
Home equity	13,231	8,379	6,582
Commercial business	28,932	19,502	12,657
Auto loans	549	484	402
Loans on savings accounts	423	396	371
Other	3,545	728	725
Total loans originated	206,585	94,766	121,844
Loans purchased	65,161	46,690	38,996
Total loans originated and purchased	271,746	141,456	160,840
Less:
Principal repayments	(189,972)	(73,882)	(76,629)
Loans sold	(10,349)	—	—
Transfers to real estate owned	—	(540)	(168)
Change in loans in process	6,256	(2,855)	3,045
Total loans receivable at end of period	$539,637	$461,956	$397,777

(1)   Gross loans exclude unearned discounts, deferred loan fees and the allowance for loan losses.

(2)   Amounts for each period include loans in process at period end.

Loan Maturity and Repricing.  The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2001.  The table does not include prepayments or scheduled principal amortization.  Prepayments and scheduled principal amortization on mortgage loans totaled $190.0 million, $73.9 million and $76.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

	At December 31, 2001
	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Land	Home Equity	Commercial Business	Auto Loans	Loans on Savings Accounts	Other	Total Loans Receivable
	(In thousands)
Amounts due:

Within one year	$226	$3,578	$5,189	$5,993	$458	$15,014	$44	$134	$516	$31,152
After one year:
More than one year to three years	590	622	5,136	8,011	888	3,483	400	165	191	19,486
More than three years to five years	2,727	15,751	7,228	1,021	2,548	8,485	301	—	149	38,210
More than five years to 10 years	15,166	21,403	11,290	450	3,166	2,144	19	36	20	53,694
More than 10 years to 20 years	77,855	5,190	8,979	810	7,629	682	—	—	284	101,429
More than 20 years	278,888	11,549	4,991	—	—	238	—	—	—	295,666
Total due after December 31, 2001	375,226	54,515	37,624	10,292	14,231	15,032	720	201	644	508,485
Total amount due (gross)	$375,452	$58,093	$42,813	$16,285	$14,689	$30,046	$764	$335	$1,160	539,637
Less:
Deferred loan fees, net										311
Allowance for loan losses										2,255
Total loans, net										$537,071

The following table sets forth at December 31, 2001, the dollar amount of gross loans receivable contractually due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2002
	Fixed	Adjustable	Total
	((In thousands)
Mortgage loans:
One- to four-family	$232,234	$142,992	$375,226
Multi-family	3,208	51,307	54,515
Commercial real estate	10,083	27,541	37,624
Construction and land	9,230	1,062	10,292
Total mortgage loans	254,755	222,902	477,657
Home equity	20	14,211	14,231
Commercial	14,414	618	15,032
Auto loans	713	7	720
Loans on savings accounts	201	—	201
Other	644	—	644
Total loans	$270,747	$237,738	$508,485

One- to Four-Family Lending.  The Bank currently offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans with maturities up to 30 years secured by one- to four-family residences substantially all of which are located in the Bank’s primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank’s in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys.  At December 31, 2001, the Bank’s one- to four-family mortgage loans totaled $375.5 million, or 69.6%, of total loans.  Of the one- to four-family mortgage loans outstanding at that date, 61.8% were fixed-rate mortgage loans and 38.2% were

ARM loans.

The Bank currently offers fixed-rate mortgage loans with terms from 10 to 30 years.  These loans have generally been priced at current market rates for such loans.  The Bank currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one, two or three years from the outset of the loan or which adjust annually after a three, five or seven  year initial fixed period.  The interest rates for the Bank’s ARM loans are indexed to the one year CMT Index.  The Bank originates ARM loans with initially discounted rates, often known as “teaser rates.”  The Bank’s ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.  However, interest rates on the Bank’s residential ARM loans may never adjust to be less than the initial rate of interest charged on any such loan.

The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank’s exposure to increases in interest rates.  However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default.  Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

The Bank has also purchased one-to-four family first mortgage loans.  As of December 31, 2001, the Bank had $57.5 million of these loans.

Multi-Family and Commercial Real Estate Lending.  The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the Bank’s primary market area.  The Bank’s multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property, subject to the Bank’s current loans-to-one-borrower limit, which at December 31, 2001 was $13.3 million.  The Bank’s multi-family and commercial real estate loans may be made with terms up to 25 years and are offered with interest rates that adjust periodically.  In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.  Environmental impact surveys are generally required for all commercial real estate loans.  Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.  On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the downpayment and other mitigating circumstances.  The Bank’s multi-family real estate loan portfolio at December 31, 2001 was $58.1 million, or 10.8% of total loans, and the Bank’s commercial real estate loan portfolio at such date was $42.8 million, or 7.9% of total loans.  The largest multi-family or commercial real estate loan in the Bank’s portfolio (excluding loan participation interests) at December 31, 2001 was a $4.5 million commercial real estate loan secured by a multi-tenant industrial/office building located in East Dundee, Illinois.

The Bank also purchases up to 90% participation interests in multi-family loans secured by real estate, most of which is located outside of the Bank’s primary market area in southern Wisconsin and Minnesota.  When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards.  The Bank will generally hedge against participating in problematic loans by participating in those loans which have been in existence for at least one to two years and, accordingly, possess an established payment history.  At December 31, 2001, the Bank had $40.3 million in multi-family real estate loan participation interests, or 69.4% of multi-family loans and 7.5% of total loans.  In addition, the Bank had $10.1 million in commercial real estate loan participation interests as of the same date.

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

Construction and Land Lending.  The Bank originates fixed-rate construction loans for the development of residential property primarily located in the Bank’s market area.  Construction loans are offered primarily to experienced local developers operating in the Bank’s primary market area and, to a lesser extent, to individuals for the construction of their residence.  The majority of the Bank’s construction loans are originated primarily to finance the construction of one- to four-family, owner-occupied residential real estate and, to a lesser extent, multi-family  real estate properties located in the Bank’s primary market area.  Construction loans are generally offered with terms up to 12 months and may be made in amounts up to 80% of the appraised value of the property, as improved.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank’s lending personnel warrant.

The Bank also originates fixed-rate land loans to local developers for the purpose of developing the land for sale.  Such loans are secured by a lien on the property, are limited to 75% of the appraised value of the secured property and have terms of up to three years.  The principal of the loan is reduced as lots are sold and released.  The Bank’s land loans are generally secured by properties located in its primary market area.  Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required.

The Bank originated $30.8 million, $16.5 million and $10.4 million of construction and land loans for the years ended December 31, 2001, 2000 and 1999, respectively.  At December 31, 2001, the Bank’s largest construction or land loan was a performing loan with a $1.1 million carrying balance secured by land for the development of a healthcare facility in East Dundee, Illinois.  At December 31, 2001, the Bank had $16.3 million of construction and land loans which amounted to 3.0% of the Bank’s total loans.

Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

Commercial Business Lending.  The Bank also originates commercial business loans in the forms of term loans and lines of credit to small- and medium-sized businesses operating in the Bank’s primary market area.  Such loans are generally secured by equipment, leases, inventory, accounts receivable and marketable securities; however, the Bank also makes unsecured commercial business loans.  The maximum amount of a commercial business loan is limited by the Bank’s loans-to-one-borrower limit which, at December 31, 2001, was $13.3 million.  Depending on the collateral used to secure the loans, commercial loans are made in amounts up to 80% of the value of the property securing the loan.  Term loans are generally offered with fixed rates of interest and terms of up to 10 years.  All term loans fully amortize during the term of such loan.  Business lines of credit have adjustable rates of interest and terms of up to one year.  Business lines of credit adjust on a daily basis and are indexed to the prime rate as published in The Wall Street Journal.  The Bank also issues both secured and unsecured letters of credit to business customers of the Bank.  Acceptable collateral includes an assigned deposit account with the Bank, real estate or marketable securities.  Letters of credit have a maximum term of 36 months.

In making commercial business loans, the Bank considers primarily the financial resources of the borrower, the borrower’s ability to repay the loan out of net operating income, the Bank’s lending history with the borrower and the value of the collateral.  Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required.  However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and other mitigating circumstances.  The Bank’s largest commercial loan at December 31, 2001 was $1.6 million.  At such date, the Bank had $10.2 million of unadvanced commercial lines of credit.  At December 31, 2001, the Bank had $30.0 million of commercial business loans which amounted to 5.6% of the Bank’s total loans.  The Bank originated $28.9 million, $19.5 million and $12.7 million in commercial business loans for the years ended December 31, 2001, 2000 and 1999, respectively.

Unlike mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and are secured by real property which value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Lending. Consumer loans at December 31, 2001 amounted to $16.9 million, or 3.1% of the Bank’s total loans, and consisted primarily of home equity lines of credit and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans.  Such loans are generally originated in the Bank’s primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles.

Substantially all of the Bank’s home equity lines of credit are secured by second mortgages on owner-occupied single-family residences located in the Bank’s primary market area.  At December 31, 2001, these loans totaled $14.7 million, or 2.7% of the Bank’s total loans and 86.7% of consumer loans.  Home equity lines of credit generally have adjustable-rates of interest which adjust on a monthly basis.  The unused home equity lines of credit totaled $17.0 million at December 31, 2001.  The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal.  Home equity lines of credit generally have an 18% lifetime limit on interest rates.  Generally, the maximum combined LTV ratio on home equity lines of credit is 89.9%.  The underwriting standards employed by the Bank for home equity lines of credit include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income.  Creditworthiness of the applicant is of primary consideration.

The Bank also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans.  Secured personal loans are generally secured by deposit accounts.  Unsecured personal loans generally have a maximum borrowing limitation of $25,000 and generally require a debt ratio of 38%.  Automobile loans have a maximum borrowing limitation of 80% of the sale price of the automobile, except that existing customers of the Bank who meet certain underwriting criteria may borrow up to 100% of the sale price of the automobile.  At December 31, 2001, personal loans (both secured and unsecured) totaled $1.5 million or 0.3% of the Bank’s total loans and 8.8% of consumer loans; and automobile loans totaled $764,000, or 0.1% of total loans and 4.5% of consumer loans.

With respect to automobile loans, full-time employees of the Bank, other than executive officers and directors, who satisfy certain lending criteria and the general underwriting standards of the Bank receive an interest rate 1% less than that which is offered to the general public; provided, however, that the discounted interest rate is at no time less than 75 basis points above the Bank’s overall cost of funds, rounded to the highest quarter percentage point.

Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family residential mortgage loans.  In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral.  Further, consumer loan collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

Loans-to-One Borrower Limitations.  The Illinois Savings Bank Act imposes limitations on the aggregate amount of loans that an Illinois chartered savings bank can make to any one borrower.  Under the Illinois Savings Bank Act the permissible amount of loans-to-one borrower is the greater of $500,000 (for a savings bank meeting its minimum capital requirements) or 20% of a savings bank’s total capital plus general loan loss reserves.  In addition, a savings bank may make loans in an amount equal to an additional 10% of the savings bank’s capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral.  Under Illinois law, a savings bank’s capital consists of capital stock and noncumulative perpetual preferred stock, related paid-in capital, retained earnings and other forms of capital deemed to be qualifying capital by the Federal Deposit Insurance Corporation (the “FDIC”).  Illinois law also permits an institution with capital in excess of 6% of assets to request permission of the Illinois Commissioner of Banks and Real Estate (the “Commissioner”) to lend up to 30% of the institution’s total capital and general loan loss reserves to one borrower for the development of residential housing properties within Illinois.  At December 31, 2001, the Bank’s ordinary limit on loans-to-one borrower under the Illinois Savings Bank Act was $13.3 million.  The 30% limitation equaled $19.9 million at that date.  At December 31, 2001, the Bank’s five largest groups of loans-to-one borrower ranged from $4.5 million to $9.9 million, with the largest single loan in such groups being a $4.5 million loan secured by a multi-tenant industrial/office building located in East Dundee, Illinois.  At December 31, 2001, there were no loans exceeding the 20% limitation.  A substantial portion of each large group of loans is secured by real estate.

Loan Approval Procedures and Authority.  The Board of Directors establishes the lending policies and loan approval limits of the Bank.  The Board of Directors has established the Loan Committee (the “Committee”) of the Board which considers and approves all loans within its designated authority as established by the Board.  In addition, the Board of Directors has authorized certain officers of the Bank (the “designated officers”) to consider and approve all loans within their designated authority as established by the Board.

Underwriting.  With respect to loans originated by the Bank, it is the general policy of the Bank to retain such loans in its portfolio.  The Bank does not have a policy of underwriting its loans in conformance with the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines.  Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency.  If necessary, additional financial information may be required.  An appraisal of real estate intended to secure a proposed loan generally is required to be performed by the Bank’s “in-house” appraisers or outside appraisers approved by the Bank.  For proposed mortgage loans, the Board annually approves independent appraisers used by the Bank and approves the Bank’s appraisal policy.  The Bank’s policy is to obtain title and hazard insurance on all mortgage loans and flood insurance when necessary and the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes.

At December 31, 2001, the Bank’s ratio of nonperforming loans to total loans was 0.48%, and its ratio of nonperforming assets to total assets was 0.38%.  The Bank had no real estate owned or real estate in judgment at December 31, 2001.  Net charge-offs amounted to $126,000 and $27,000 in 2001 and 2000, respectively.  See “Delinquent Loans, Classified Assets and Real Estate Owned.”

The Bank’s one- to four-family lending policy permits the investment in mortgage loans where the borrower’s monthly mortgage and prorated real estate tax payments were less than 32% of the borrower’s gross income, and where the borrower’s total monthly obligations did not exceed 43% of the borrower’s gross income.  It is also the general practice of the Bank not to require private mortgage insurance, though the Bank retains the right to require such insurance on any loan with a loan to value ratio in excess of 80.0%.  All loans with loan to value ratios in excess of 89.9% must have private mortgage insurance, with the exception of its “First-Time Home Buyer” and “American Dream Loan” programs.  In addition, the Bank had historically priced its one- to four- family loans with loan to value ratios of between 80.0% and 89.9% at 25 basis points higher than loans with loan to value ratios of less than 80.0%, again in an effort to control the origination of such loans.  The Bank has eliminated the price differential on adjustable-rate loans with loan to value ratios of less than 80.0% and between 80.0% and 89.90% as a means of attracting more borrowers.  The Bank believes that its underwriting standards are sufficient to allow it to adequately assess the creditworthiness of prospective borrowers.  There can be no assurances, however, that increasing the permissible debt coverage ratios and loan-to-value ratios permitted for borrowers will not result in the Bank experiencing increased delinquencies and defaults on loans.

Delinquent Loans, Classified Assets and Real Estate Owned

Delinquencies, Classified Assets and Real Estate Owned.  Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 45 days or more.  The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent.  When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status.  The Bank generally sends the borrower a written notice of non-payment after the loan is first past due.  The Bank’s guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment.  When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment, offer to work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure.  In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made.  If the loan is still not brought current or satisfied and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is 90 days or more delinquent, the Bank will commence foreclosure proceedings against any real property that secured the loan.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Bank, becomes real estate owned.

Federal regulations and the Bank’s internal policies require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets.  The Bank currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets.  An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted.  Assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”

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

The Bank’s determination as to the classification of its assets and the amount of its allowances for loan losses is subject to review by the FDIC and Commissioner, which can order the establishment of additional general or specific loss allowances.  The FDIC, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.   While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank’s financial condition and earnings at that time.  Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth and portfolio diversification and, as such, further additions to the level of the allowance for loan losses may become necessary.

The Bank reviews and classifies its assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis.  The Bank classifies its assets in accordance with the management guidelines described above.  At December 31, 2001, the Bank had $957,000 of loans, representing 0.18% of loans receivable, or 0.14%, of assets, designated as Substandard.  No loans were classified as Doubtful or Loss.  In addition, a $1.6 million commercial real estate loan has been classified Special Mention.  Loans classified Special Mention may have been delinquent in the past or had other weaknesses, however, have no risk of loss to the Bank.  This classification represents a watch list of loans for management to closely monitor.

The following tables set forth delinquencies in the Bank’s loan portfolio past due 60 days or more:

	At December 31, 2001				At December 31, 2000
	60-89 Days		90 Days or Moree		60-89 Days		90 Days or Mor
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	11	$1,026	7	$620	5	$251	9	$864
Commercial real estate	—	—	1	1,623	—	—	1	3,505
Consumer	3	12	—	—	—	—	1	15
Home equity	3	118	1	35	2	44	—	—
Commercial business	2	39	1	363	—	—	4	148
Total	19	$1,195	10	$2,641	7	$295	15	$4,532

Delinquent loans to total loans (1)		0.22%		0.49%		0.06%		0.98%

	At December 31, 1999
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	—	$—	9	$1,042
Commercial real estate	—	—	1	226
Consumer	—	—	1	2
Home equity	3	42	—	—
Commercial business	—	—	—	—

Total	3	$42	11	$1,270

Delinquent loans to total loans (1)		0.01%		0.32%

(1)   Total loans represent gross loans receivable less deferred loan fees and unearned  discounts.

Nonperforming Assets.  The following table sets forth information regarding nonperforming loans, REO and RIJ.  At December 31, 2001, the Bank had no REO or RIJ.  It is the general policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest.  For each of the five years ended December 31, 2001, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $187,000, $89,000, $46,000, $71,000, and $49,000, respectively.

	At December 31,
	2001	2000	1999	1998	1997
			(Dollars in thousands)
Nonperforming loans:
Mortgage loans:
One— to four-family	$547	$864	$1,042	$724	$757
Multi-family	—	—	—	—	1,171
Commercial real estate	1,623	3,505	226	203	—
Total mortgage loans	2,170	4,369	1,268	927	1,928
Other loans:
Home equity	—	—	—	—	24
Commercial business loans	402	148	—	79	—
Auto loans	8	15	—	—	—
Other	—	—	2	—	—
Total other loans	410	163	2	79	24
Total nonperforming loans	2,580	4,532	1,270	1,006	1,952
Real estate owned, and in judgment net (1)	—	540	168	193	98
Total nonperforming assets	$2,580	$5,072	$1,438	$1,199	$2,050
Nonperforming loans as a percent of loans (2)	0.48%	0.99%	0.32%	0.32%	0.79%
Nonperforming assets as a percent of total assets (3)	0.38%	0.87%	0.28%	0.28%	0.62%

(1)          REO balances are shown net of related loss allowances.

(2)          Loans receivable, net, excluding the allowance for loan losses.

(3)          Nonperforming assets consist of nonperforming loans and REO.

Nonperforming loans totaled $2.6 million as of December 31, 2001, and included six one- to four–family loans, with an aggregate balance of $547,000, one commercial real estate loan with a balance of $1.6 million, three commercial business loans totaling $402,000 and one automobile loan with a balance of $8,000.

Allowance for Loan Losses

The allowance for loan losses is considered by management to be a critical accounting policy.  The allowance for loan losses is maintained through provisions for loan losses based on management’s on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank’s primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. The Bank’s loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale and the costs associated with the Bank’s inability to utilize funds for other income producing activities during the estimated holding period of the property.

Management calculates a loan loss allowance sufficiency analysis quarterly based upon the loan portfolio composition, asset classifications, loan-to-value ratios, impairments in the loan portfolio and other factors.  The analysis is compared to actual losses, peer group comparisons and economic conditions.  As of December 31, 2001, the Bank’s allowance for loan losses was $2.3 million, or 0.42%, of total loans and 87.4% of nonperforming loans as compared to $1.9 million, or 0.41%, of total loans and 41.5% of nonperforming loans as of December 31, 2000.  The Bank had total nonperforming loans of $2.6 million at December 31, 2001 as compared to $4.5 million at December 31, 2000 and nonperforming loans to total loans of 0.48% and 0.99%  at December 31, 2001 and 2000, respectively.  The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate.  Management believes that, based on information available at December 31, 2001, the Bank’s allowance for loan losses was adequate to cover probable losses inherent in its loan portfolio at that time.  Based upon the Bank’s plan to increase its emphasis on non-one- to four-family mortgage lending, the Bank may further increase its allowance for loan losses over future periods depending upon the then current conditions.  However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.  In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or For the Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)

Balance at beginning of period	$1,881	$1,545	$1,373	$1,126	$808
Provision for loan losses	500	363	211	293	354
Recoveries	—	1	2	—	—
Total charge-offs	(126)	(28)	(41)	(46)	(36)
Balance at end of period	$2,255	$1,881	$1,545	$1,373	$1,126
Allowance for loan losses as a percent of loans (1)	0.42%	0.41%	0.39%	0.44%	0.46%
Allowance for loan losses as a percent of nonperforming loans	87.4%	41.5%	112.7%	136.5%	57.7%

(1)          Loans receivable, net, excluding the allowance for loan losses.

The following tables set forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At December 31,
	2001			2000			1999
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
				(Dollars in thousands)
One– to four-family	$765	33.9%	69.6%	$676	35.9%	70.7%	$592	38.4%	71.2%
Multi-family	158	7.0	10.8	154	8.2	11.0	147	9.5	11.3
Commercial real estate	352	15.6	7.9	437	23.2	6.5	318	20.6	7.8
Construction and land	131	5.8	3.0	158	8.4	3.5	127	8.3	3.5
Home equity	147	6.5	2.7	120	6.4	2.6	100	6.5	2.5
Commercial business loans	575	25.5	5.6	276	14.7	5.5	147	9.6	3.4
Auto loans	17	0.8	0.1	15	0.8	0.1	10	0.2	0.1
Loans on savings accounts	—	—	0.1	—	—	—	—	—	—
Other	24	1.1	0.2	9	0.5	0.1	47	3.1	0.2
Unallocated	86	3.8	—	36	1.9	—	57	3.8	—
Total allowance for loan losses	$2,255	100.0%	100.0%	$1,881	100.0%	100.0%	$1,545	100.0%	100.0%

	At December 31,
	1998			1997
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
			(Dollars in thousands)
One- to four-family	$493	35.9%	75.2%	$404	35.9%	77.2%
Multi-family	82	6.0	8.7	103	9.1	8.0
Commercial real estate	204	14.9	6.6	114	10.1	4.5
Construction and land	135	9.8	4.4	185	16.4	5.5
Home equity	90	6.5	2.9	77	6.8	3.0
Commercial business loans	74	5.4	1.8	48	4.3	1.3
Auto loans	10	0.7	0.2	12	1.1	0.3
Loans on savings accounts	—	—	0.2	—	—	0.2
Other	44	3.2	—	29	2.6	—
Unallocated	241	17.6	—	154	13.7	—
Total allowance for loan losses	$1,373	100.0%	100.0%	$1,126	100.0%	100.0%

Real Estate Owned and Real Estate In Judgment.  At December 31, 2001, the Bank had no REO or RIJ in its portfolio.  When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell.  Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value.

Investment Activities

The Board of Directors sets the investment policy and procedures of the Bank.  This policy generally provides that investment decisions will be made based on the safety of the investment, liquidity requirements of the Bank and, to a lesser extent, potential return on the investments.  In pursuing these objectives, the Bank considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification.  While the Board of Directors has final authority and responsibility for the securities investment portfolio, the Bank has established an Investment Committee comprised of five Directors to supervise the Bank’s investment activities.  The Bank’s Investment Committee meets at least quarterly and evaluates all investment activities for safety and soundness, adherence to the Bank’s investment policy, and assurance that authority levels are maintained.

The Bank currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of derivative financial instruments.  Similarly, the Bank does not invest in mortgage-related securities which are deemed to be “high risk,” or purchase bonds which are not rated investment grade.

Mortgage-Backed Securities.  The Bank currently purchases mortgage-backed securities in order to:  (i) generate positive interest rate spreads with minimal administrative expense; and (ii) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and the Government National Mortgage Association (“GNMA”).  The Bank invests in mortgage-backed securities insured or guaranteed by FNMA, FHLMC and GNMA.  At December 31, 2001, mortgage-backed securities totalled $13.9 million, or 2.1%, of total assets and 2.2% of total interest earning assets, all of which was classified as available-for-sale.  At December 31, 2001, 59.8% of the mortgage-backed securities were backed by adjustable-rate loans and 40.2% were backed by fixed-rate loans.  The mortgage-backed securities portfolio had coupon rates ranging from 5.39% to 10.00% and had a weighted average yield of 5.47% at December 31, 2001.

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by single-family mortgages.  The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Bank and guarantee the payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank.  Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  The Bank estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio.  Of the Bank’s $13.9 million mortgage-backed securities portfolio at December 31, 2001, $956,000 with a weighted average yield of 6.27% had contractual maturities within five years and $12.9 million with a weighted average yield of 5.42% had contractual maturities over five years.  However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities.  Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.

Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank’s mortgage-backed securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

U.S. Government Obligations.  At December 31, 2001, the Bank’s U.S. Government securities portfolio totaled $38.3 million, all of which were classified as available-for-sale.  Such portfolio primarily consists of  medium-term (maturities of three to fifteen years) securities.

Municipal Securities.  At December 31, 2001, the Bank’s municipal security portfolio totalled $23.1 million and was classified available-for-sale.  This portfolio consists of general obligations issued by municipalities.

Equity Investments.  At December 31, 2001, the Bank’s equity investment portfolio totaled $7.3 million, all of which were classified available-for-sale.  The portfolio consists of $100,000 of common stock and $200,000 of preferred stock in a small privately held company specializing in interest rate risk management and web site design consulting and $2.0 million and $5.0 million of FNMA and FHLMC preferred stock, respectively.

The following table sets forth the composition of the carrying value of the Bank’s investment and mortgage-backed and mortgage-related securities portfolios in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
			(Dollars in thousands)
Investment securities:
U.S. Government obligations	$38,288	46.4%	$62,893	85.5%	$60,780	83.3%
Equity investments	7,277	8.8	300	0.4	300	0.4
Municipal securities	23,050	28.0	878	1.2	—	—
Total investment securities	68,615	83.2	64,071	87.1	61,080	83.7

Mortgage-backed securities:
FHLMC	5,730	7.0	1,795	2.5	2,245	3.1
GNMA	4,641	5.6	4,865	6.6	6,072	8.3
FNMA	3,485	4.2	2,794	3.8	3,565	4.9
Total mortgage-backed securities	13,856	16.8	9,454	12.9	11,882	16.3
Total securities	$82,471	100.0%	$73,525	100.0%	$72,962	100.0%

The following table sets forth the Bank’s securities activities for the periods indicated.  All investment securities in the Bank’s portfolio are classified as available-for-sale.

	For the Year Ended December 31,
	2001	2000	1999
	(In thousands)

Beginning balance	$73,525	$72,962	$75,517
Investment securities purchased	40,602	13,139	29,137
Mortgage-backed securities purchased	10,436	—	—
Less:
Sale of investment securities	4,033	7,063	11,713
Principal repayments on mortgage-backed securities	5,979	2,542	5,796
Maturities of investment securities	32,414	5,064	11,084
Gain on sale of investment securities	(33)	(150)	(103)
Net amortization of premium	151	36	84
Change in net unrealized gains (losses) on available-for-sale securities	(452)	(1,979)	3,118
Ending balance	$82,471	$73,525	$72,962

The following table sets forth at the dates indicated certain information regarding the amortized cost and market values of the Bank’s investment and mortgage–backed and mortgage-related securities, all of which were classified as available-for-sale.

	At December 31,
	2001		2000		1999
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities:
U.S. Government obligations	$37,519	$38,288	$62,930	$62,893	$62,634	$60,780
Equity investments	7,313	7,277	300	300	300	300
Municipal securities	23,488	23,050	878	878	—	—
Total investment securities	68,320	68,615	64,108	64,071	62,934	61,080
Mortgage-backed securities:
GNMA	4,611	4,641	4,892	4,865	6,162	6,072
FNMA	3,453	3,485	2,808	2,794	3,642	3,565
FHLMC	5,708	5,730	1,789	1,795	2,275	2,245
Total mortgage-backed securities	13,772	13,856	9,489	9,454	12,079	11,882
Total securities	$82,092	$82,471	$73,597	$73,525	$75,013	$72,962

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank’s securities portfolio, excluding equity securities, all of which were classified as available-for-sale, as of December 31, 2001.

	At December 31, 2001
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
FHLMC	$172	5.88%	$250	6.02%	$570	7.18%	$4,738	4.51%	$5,730	4.88%
GNMA	—	—	—	—	90	10.13	4,551	5.58	4,641	5.67
FNMA	—	—	535	6.51	—	—	2,950	6.13	3,485	6.19
Total mortgage-backed securities	172	5.88	785	6.35	660	7.58	12,239	5.30	13,856	5.48
Municipal securities	—	—	—	—	—	—	23,050	4.80	23,050	4.80
U.S. Government obligations	—	—	10,806	4.94	22,444	6.50	5,038	8.00	38,288	6.26
Total securities	$172	5.88	$11,591	5.04	$23,104	6.53	$40,327	5.35	$75,194	5.67

Sources of Funds

General.  Deposits, repayments and prepayments of loans, cash flows generated from operations and FHLB advances are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits.  The Bank offers a variety of deposit accounts with a range of interest rates and terms.  The Bank’s deposit accounts consist of savings, retail checking/NOW accounts, commercial checking accounts, money market accounts, club accounts and certificate of deposit accounts.  The Bank offers certificate of deposit accounts with balances in excess of $100,000 at preferential rates (jumbo certificates) and also offers Individual Retirement Accounts (“IRAs”) and other qualified plan accounts.

At December 31, 2001, the Bank’s deposits totaled $420.1 million, or 70.6%, of interest-bearing liabilities.  For the year ended December 31, 2001, the average balance of core deposits (savings, NOW, money market and non-interest-bearing checking accounts) totaled $202.7 million, or 52.0% of total average deposits.  At December 31, 2001, the Bank had a total of $174.4 million in certificates of deposit, of which $119.3 million had maturities of one year or less reflecting the shift in deposit accounts from savings accounts to shorter-term certificate accounts that has occurred in recent years.  For the year ended December 31, 2001, the average balance of core deposits represented approximately 48.3% of total deposits and average certificate accounts represented 44.5%, as compared to core deposits representing 41.7% of total deposits and average certificate accounts representing 53.1% of deposits for the year ended December 31, 2000.  Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank’s core deposits and, based on historical experience and the Bank’s current pricing strategy, believes it will continue to retain a large portion of such accounts.  The Bank is not limited with respect to the rates it may offer on deposit products.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  The Bank’s deposits are obtained predominantly from the areas in which its branch offices are located.  The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Bank’s ability to attract and retain deposits.  The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area.  While certificate accounts in excess of $100,000 are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits.

At December 31, 2001, the Bank had outstanding $38.1 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$9,745	5.38%
Over three through six months	6,124	4.98
Over six through 12 months	12,112	4.36
Over 12 months	10,087	4.56
Total	$38,068	4.77

The following table sets forth the distribution of the Bank’s deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	At December 31, 2001			At December 31, 2000
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Money market accounts	$106,850	25.44%	4.00%	$40,098	10.85%	3.83%
Passbook savings accounts	84,889	20.21	3.11	75,802	20.51	3.76
NOW accounts	30,646	7.29	1.07	31,019	8.40	1.59
Non interest-bearing accounts	23,286	5.54	—	19,728	5.34	—
Total	245,671	58.48	2.80	166,647	45.10	2.72
Certificates of deposit	174,413	41.52	5.76	202,886	54.90	5.79
Total deposits	$420,084	100.00%	4.49	$369,533	100.00%	4.78

	At December 31, 1999
	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Money market accounts	$31,340	9.67%	3.53%
Passbook savings accounts	73,675	22.75	3.35
NOW accounts	28,044	8.66	1.80
Non interest-bearing accounts	15,539	4.80	—
Total	148,598	45.88	2.75
Certificates of deposit	175,281	54.12	5.34
Total deposits	$323,879	100.00%	4.15

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

	Period to Maturity from December 31, 2001
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Total December 31, 2001
							At December 31,
							2000	1999
	(In thousands)
Certificate accounts:
4.00% or less	$31,794	$18,572	$44	$3,542	$53	$54,005	$931	$614
4.01 to 5.00%	30,473	9,871	1,112	6,019	214	47,689	16,226	48,852
5.01 to 6.00%	39,296	6,070	2,117	912	329	48,724	38,591	105,079
6.01 to 7.00%	17,651	3,293	165	2,346	—	23,455	140,525	20,636
7.01 to 8.00%	112	328	—	100	—	540	6,613	100

Total at December 31, 2001	$119,326	$38,134	$3,438	$12,919	$596	$174,413	$202,886	$175,281

Borrowed Funds.  The following table sets forth certain information regarding the Bank’s borrowed funds at or for the years ended on the dates indicated:

	At or For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$164,783	$129,783	$85,983
Maximum amount outstanding at any month-end during the year	$175,200	$155,200	$115,200
Balance outstanding at end of year	$175,200	$140,200	$115,200
Weighted average interest rate during the year	5.45%	5.78%	5.20%
Weighted average interest rate at end of year	5.28%	5.83%	5.38%

Subsidiary Activities

Fox Valley Service Corporation of Elgin.  Fox Valley Service Corporation of Elgin (“Fox Valley”) is the Bank’s wholly-owned subsidiary which was incorporated in 1974 for the purpose of entering into joint venture real estate development projects.  Fox Valley currently owns a single parcel of real estate valued at $92,000.

Fox Valley Financial Services, Inc.  Elgin Agency, Inc. was renamed Fox Valley Financial Services, Inc. (“FVFS”) in April, 1999 and is the wholly-owned subsidiary of Fox Valley.  FVFS is a service corporation that offers a wide variety of financial products and services for individuals and businesses, which includes various investment and insurance products.  FVFS has two salespeople who are employed on a commission basis.

Planned Business Expansion

Computer Services Dynamics, Inc.  Computer Services Dynamics, Inc. (“CSDI”) is the Company’s majority owned subsidiary, which was purchased on January 7, 2002, at a cost of $420,000.  CSDI is an information technology consulting/services company with main offices in West Chicago, Illinois, and generally services clients located in the Chicago metropolitan area.

Personnel

As of December 31, 2001, the Bank had 106 full-time employees and 52 part-time employees.  The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

The Bank is an Illinois State chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund (“SAIF”).  The Bank is subject to extensive regulation by the Commissioner, as its chartering authority, and by the FDIC, as the deposit insurer.  The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions.  There are periodic examinations by the Commissioner and the FDIC to assess the Bank’s compliance with various regulatory requirements and financial condition.  This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulation, whether by the Commissioner, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders.  The Holding Company is also required to file certain reports with, and otherwise comply with the rules and regulations, of the OTS, the Commissioner and of the Securities and Exchange Commission (“SEC”) under the federal securities laws.  Certain of the regulatory requirements applicable to the Bank and to the Holding Company are referred to below or elsewhere herein.

The Commissioner has established a schedule for the assessment of “supervisory fees” upon all Illinois savings banks to fund the operations of the Commissioner.  These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter.  A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner.  The Commissioner also assesses fees for examinations conducted by the Commissioner’s staff, based upon the number of hours spent by the Commissioner’s staff performing the examination.  During the year ended December 31, 2001, the Bank paid approximately $75,000 in supervisory fees and expenses.

Regulations

Capital Requirements.  Under the Illinois law and the regulations of the Commissioner, an Illinois savings bank must maintain a minimum level of capital equal to the higher of 3% of total assets or the amount required to maintain insurance of deposits by the FDIC.  The Commissioner has the authority to require an Illinois savings bank to maintain a higher level of capital if deemed necessary based on the savings bank’s financial condition, history, management or earnings prospects.

The FDIC has also adopted risk-based capital guidelines to which the Bank is subject.  The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets.  Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.  The guidelines divide a savings bank’s capital into two tiers.  The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations).  Recent regulatory amendments require the deduction from Tier 1 capital of a percentage of the carrying value of investments in equity securities of non-financial companies acquired after March 13, 2000.  Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions.  Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

The following is a summary of the Bank’s regulatory capital at December 31:

	2001	2000
Total Capital to Total Assets	9.58%	11.54%
Total Capital to Risk-Weighted Assets	14.58%	16.88%
Tier I Leverage Ratio	9.53%	10.50%
Tier I to Risk-Weighted Assets	14.09%	16.38%

The FDIC and the other federal banking agencies, have adopted a regulation providing that the agencies will take account of the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy.

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

The Bank is also subject to a loans-to-one borrower limitation.  Under the Illinois law, the total loans and extensions of credit by the Bank to any person outstanding at one time must not exceed the greater of $500,000 or 20% of the Bank’s total capital plus general loan loss reserves.  In addition, the Bank may make loans in an amount equal to an additional 10% of the Bank’s capital plus general loan loss reserves if secured by readily marketable collateral.

Dividend Limitations.  Under the ISBA, dividends may only be declared when the total capital of the Bank is greater than that required by Illinois law.  Dividends may be paid by the Bank out of its net profits.  The written approval of the Commissioner must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any year in an amount in excess of 50% of its net profits for that year.  A savings bank may not declare dividends in excess of its net profits in any year without the approval of the Commissioner.  Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC capital regulations or otherwise specified by the FDIC, (ii) the amount required by the Commissioner or (iii) the amount required for the liquidation account to be established by the Bank in connection with the Bank’s conversion.  The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the Commissioner or the FDIC determines that the distribution would constitute an unsafe or unsound practice.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements.  For these purposes, the law establishes various capital categories.  The FDIC has adopted regulations to implement the prompt corrective action legislation.  Under the regulations, an institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%.  An institution is deemed to be “significantly undercapitalized”

if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%.  An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

“Undercapitalized” banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan.  A bank’s compliance with such plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the Bank’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized.  If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”  “Significantly undercapitalized” banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers.  “Critically undercapitalized” institutions also may not make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business.  In addition, subject to a narrow exception, the appointment of a receiver or conservator is required for a “critically undercapitalized” institution within 270 days after it obtains such status.

Transactions with Affiliates

Transactions between depository institutions and their affiliates are governed by federal law.  An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary.  In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank.  Generally, the extent to which the savings bank or its subsidiaries may engage in “covered transactions,” including loans, with any one affiliate is limited to 10% of such savings bank’s capital stock and surplus, and there is an aggregate limit on all such transactions with all affiliates of 20% of such capital stock and surplus.  Federal law also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate.  Covered transactions and a broad list of other specified transactions also must be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

Federal law also restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders.  Loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed the savings bank’s total capital and surplus.  Loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans  made pursuant to a benefit or compensation program that is widely available to the Bank’s employees and does not give preference to the insider over the employees.  Federal law also establishes board of director approval requirements for loans exceeding a certain amount.  There are additional limitations on loans to executive officers.

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

Insurance of Deposit Accounts

Deposits of the Bank are presently insured by the SAIF.  The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information.  An institution’s assessment rate depends upon the categories to which it is assigned.  Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF.  During 2001, FICO payments for SAIF members approximated 1.895 basis points of assessable deposits.

The Bank’s assessment rate for 2001 was zero.  Payments toward the FICO bonds amounted to $70,000.  The FDIC has authority to increase insurance assessments.  A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non–interest–earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows:  for that portion of transaction accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $41.3 million, the reserve requirement is $1.239 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million.  The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater.  The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2001 of $8.9 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.  For the years ended December 31, 2001, 2000 and 1999, dividends from the FHLB to the Bank amounted to approximately $539,000, $508,000 and $285,000, respectively.

Holding Company Regulation

Federal law allows a state savings bank that qualifies as a “qualified thrift lender” to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law.  Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board.  The Bank has made such election and has received approval from the OTS to become a savings and loan holding company.  The Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements.  In addition, the OTS has enforcement authority over the Company and its non–savings institution subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company.  Because the Bank is chartered under Illinois law, the Company is also subject to registration with and regulation by the Commissioner.

As a unitary savings and loan holding company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage.  The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below.  Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities.  The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the qualified thrift lender test.  Upon any non–supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage.  Federal law limits the activities of a multiple savings and loan holding company and its non–insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, to those permissible for financial holding companies and to other activities authorized by OTS regulation.  Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non–subsidiary company engaged in activities other than those permitted by federal law.

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

In order to elect and continue to be regulated as a savings and loan holding company by the OTS, the Bank must continue to qualify as a qualified thrift lender.  This requires the Bank to maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test.  Under the Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period.  A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions.  As of December 31, 2001, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments.  The Bank also met the test in each of the prior 12 months and, therefore, is a qualified thrift lender.  Recent legislative amendments have broadened the scope of “qualified thrift investments” that go toward meeting the test to fully include credit card loans, student loans and small business loans.

Federal Securities Laws

Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act.  If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three–month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.  Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

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

Bad Debt Reserves.    The Small Business Job Protection Act of 1996 (the “1996 Act”), which was enacted on August 20, 1996, made significant changes to provisions of the Code relating to a savings institution’s use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e. take into income) certain portions of their accumulated bad debt reserves.  Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank’s taxable income.  The Bank’s deduction with respect to “qualifying loans,” which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank’s actual loss experience (the “Experience Method”), or a percentage equal to 8% of the Bank’s taxable income (the “PTI Method”), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.    The Bank’s deduction with respect to non-qualifying loans was required to be computed under the Experience Method.

The 1996 Act.  Under the 1996 Act, for its current and future taxable years, as a “Small Bank,” the Bank is permitted to make additions to its tax bad debt reserves under an Experience Method based on total loans.  However, the Bank is required to recapture (i.e. take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1996 over the balance of such reserves as of December 31, 1987.   As of December 31, 1995, the Bank’s tax bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $2.2 million.  However, the Bank will not incur an additional tax liability related to its tax bad debt reserves since the Bank has previously provided deferred taxes on the recapture amount.

Distributions.  Under the 1996 Act, if the Bank makes “non-dividend distributions” to the Company, such distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank’s income.  The term “non-dividend distributions” is defined as distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation.  Dividends paid out of the Bank’s current or accumulated earnings and profits will not cause this pre–1988 reserve to be included in the Bank’s income.

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

Additional Item.  Executive Officers of the Registrant.

The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors or Named Executive Officers.  Each of the following executive officers have been employed at the Bank for at least five years except where noted.  The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or are replaced.

Name	Age at 12/31/01	Position
Randy C. Blackburn	42	Senior Vice President/Information Technology — Employed by Bank since 1997. Prior to joining the Bank Mr. Blackburn was Director of Operations at Computer Dynamics Group in West Chicago, Illinois.
Stephen P. DuBois	52	Senior Vice President/Marketing — Employed by Bank since 2000. Prior to joining the Bank Mr. DuBois was Account Executive at WJZI FM Radio in Milwaukee, Wisconsin.
Jerry L. Gosse	66	Vice President/Compliance Officer — Employed by Bank since 1993.
Sandra L. Sommers	59	Senior Vice President/Savings — Employed by Bank since 1960.
Joseph E. Stanczak	49	Senior Vice President — Employed by Bank since 1974.
Nancy L. Topalovich	47	Senior Vice President — Employed by Bank since 1999. Prior to joining the Bank Ms. Topalovich was President and Chief Executive Officer of Harris Bank in Huntley, Illinois.

Item 2. Properties.

The Bank conducts its business through an executive and full-service branch office located in Elgin and six other full-service branch offices.  The Bank began construction on its seventh full-service branch, which is located in neighboring Carpentersville, Illinois, in November 2001.  In addition, the current downtown Elgin, Illinois branch will be relocated to a larger downtown facility in 2002.  The Company believes that the Bank’s facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2001
				(In thousands)

Executive/Main/Branch Office:
1695 Larkin Avenue Elgin, Illinois 60123	Owned	1973	—	$1,087
Branch Offices:
850 Summit Street Elgin, Illinois 60120	Owned	1983	—	396
176 East Chicago Avenue Elgin, Illinois 60120	Owned	1953	—	160
1000 S. McLean Boulevard Elgin, Illinois 60123	Leased	1996	2011	144
390 South Eighth Street Route 31 & Village Quarter Road West Dundee, Illinois 60118	Owned	1980	—	1,044
13300 Route 47 Huntley, Illinois 60142	Owned	1998	—	2,787
543 East Main Street East Dundee, Illinois 60118	Leased	2000	2015	222
Other Properties:
44 South Lyle Street Elgin, Illinois 60123 (1)	Owned	1986	—	74
1665 Larkin Avenue Elgin, Illinois 60123 (2)	Owned	1996	—	1,175
28 North Grove Street. Elgin, Illinois 60123 (3)	Owned	2001	—	610
2429 Randall Road. Carpentersville, Illinois 60110 (4)	Owned	2001	—	1,627

(1)          The property consists of one commercial retail unit and a parking lot.  The property is located across the street from the Bank’s main office and the parking lot is utilized by Bank customers and employees.

(2)          The property is located immediately adjacent to the Bank’s main office and consists of commercial office space and a parking lot.  The Lifestyle Advantage and Information Technology Departments are also located in this property.

(3)          The current downtown Elgin branch will be relocated to this building in 2002.

(4)          This property is currently under construction and will be the Bank’s seventh full-service branch when completed in 2002.

Item 3. Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Company’s Common Equity and Related Stockholder Matters.

The Common Stock of the Company is traded on the American Stock Exchange under the symbol “EFC.”  The stock began trading on April 3, 1998.  During 2001, the Company declared dividends to its shareholders amounting to $0.50 per share.  As of March 8, 2002, there were approximately 2,440 shareholders of the Common Stock of the Company, which includes shares held in street name.  The following table sets forth for the quarters indicated the range of high and low sale price information for the Common Stock of the Company as reported on the American Stock Exchange.

	Year Ended December 31, 2001
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$14.50	$12.39	$11.70	$11.25
Low	12.10	11.50	10.35	10.25

	Year Ended December 31, 2000
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$10.375	$9.938	$10.25	$10.625
Low	8.75	8.875	8.625	8.50

Item 6. Selected Financial Data.

See “Selected Consolidated Financial and Other Data of the Company” on the fourth page hereof.  In the electronic version of the Form 10-K the above-captioned information appears in Exhibit 13.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the SEC.

The Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Management of Interest Rate Risk and Market Risk Analysis

The principal objective of the Company’s interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Bank’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors’ approved guidelines.  Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates.  The Bank’s Board of Directors reviews the Bank’s interest rate risk position on a quarterly basis.  The Bank’s Asset/Liability Committee is comprised of the Bank’s entire Board of Directors and members of senior management.  The Committee is responsible for reviewing the Bank’s activities and strategies, the effect of those strategies on the Bank’s net interest margin, the market value of the portfolio and the effect that changes in the interest rates will have on the Bank’s portfolio and the Bank’s exposure limits.

In recent years, the Bank has  emphasized the origination, purchase and retention of adjustable-rate mortgage loans and shorter-term fixed-rate mortgage loans, consumer loans consisting primarily of home equity lines of credit and short-term commercial business loans to strategically manage interest rate risk.  The Bank currently does not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

In the event of sharply rising interests rates, the Bank has, with retention in mind, competitively priced deposits.  During 2001, the Bank focused on attracting money market accounts as well as time deposits.  As necessary, the Bank has offered competitive special products to increase retention.  Historically, the Bank has retained significant levels of maturing time deposits based on the above practice, as well as effective customer service and long-standing relationships with customers.  From January 1, 2001 to December 31, 2001, the Bank retained 89.0% of funds maturing from time deposits.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest–earning assets and expense on interest–bearing liabilities.  Net interest income depends on the relative amounts of interest–earning assets and interest–bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet.  The following table sets forth certain information relating to the Bank for the years ended December 31, 2001, 2000 and 1999.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs.  Average balances are derived from average monthly balances. The yields and costs include fees which are considered adjustments to yields.  Tax exempt income has not been calculated on a tax equivalent basis.

	For the Year Ended December 31,
	2001			2000			1999
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
				(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term deposits	$28,416	$751	2.64%	$17,511	$693	3.96%	$19,339	$632	3.27%
Investment securities	61,201	3,807	6.22	65,744	4,550	6.92	57,909	3,738	6.46
Mortgage-backed and mortgage–related securities	12,874	827	6.42	10,519	835	7.94	13,734	971	7.07
Mortgage loans, net	445,761	33,632	7.54	402,871	30,362	7.54	332,331	24,901	7.49
Other loans	55,127	4,285	7.77	31,693	2,866	9.04	17,964	1,457	8.11
FHLB stock	8,541	539	6.31	6,835	508	7.43	4,320	285	6.60
Total interest-earning assets	611,920	43,841	7.16	535,173	39,814	7.44	445,597	31,984	7.18
Noninterest-earning assets	21,466			20,579			19,197
Total assets	$633,386			$555,752			$464,794
Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
Money market accounts	$76,406	$3,057	4.00%	$32,921	$1,261	3.83%	$29,379	$1,037	3.53%
Passbook savings accounts	74,726	2,325	3.11	74,560	2,807	3.76	70,260	2,356	3.35
NOW accounts	28,848	309	1.07	28,724	457	1.59	27,414	493	1.80
Certificates of deposit	186,883	10,764	5.76	196,301	11,374	5.79	150,680	7,946	5.27
Total deposits	366,863	16,455	4.49	332,506	15,899	4.78	277,733	11,832	4.26
FHLB advances	164,783	8,978	5.45	129,783	7,502	5.78	85,983	4,469	5.20
Total interest-bearing liabilities	531,646	25,433	4.78	462,289	23,401	5.06	363,716	16,301	4.48
Noninterest-bearing liabilities	33,778			27,927			24,051
Total liabilities	565,424			490,216			387,767
Total equity	67,962			65,536			77,027
Total liabilities and equity	$633,386			$555,752			$464,794
Net interest income		$18,408			$16,413			$15,683
Interest rate spread			2.38%			2.38%			2.70%
Net interest margin as a percent of interest-earning assets			3.01%			3.07%			3.52%
Ratio of interest-earning assets to interest-bearing liabilities			115.10%			115.77%			122.51%

Rate/Volume Analysis.  The following table presents the extent to which changes in interest rates and changes in the volume of interest–earning assets and interest–bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to:  (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes due to a combination of volume and rate; and (iv) the net change.  The change in interest, not solely due to changes in volume or rates, has been consistently allocated in proportion to the absolute dollar amount of the change in each.

	Year Ended December 31, 2001 Compared to Year Ended December 31, 2000				Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
	Increase (Decrease) Due to				Increase (Decrease ) Due to
	Volume	Rate	Vol./Rate	Net	Volume	Rate	Vol./Rate	Net
	(In thousands)
Interest-earning assets:
Short-term deposits	$432	$(231)	$(143)	$58	$(60)	$133	$(12)	$61
Investment securities	(314)	(460)	31	(743)	509	267	36	812
Mortgage-backed and mortgage-related securities, net	187	(160)	(35)	(8)	(227)	119	(28)	(136)
Mortgage loans, net	3,270	—	—	3,270	5,262	165	35	5,462
Other loans	2,118	(402)	(297)	1,419	1,113	167	129	1,409
FHLB stock	127	(77)	(19)	31	166	36	21	223
Total interest-earning assets	5,820	(1,330)	(463)	4,027	6,763	887	181	7,831
Interest-bearing liabilities:
Money market accounts	1,666	56	74	1,796	125	88	11	224
Passbook savings accounts	6	(487)	(1)	(482)	144	288	19	451
NOW accounts	2	(149)	(1)	(148)	24	(58)	(2)	(36)
Certificates of deposit	(548)	(59)	(3)	(610)	2,406	785	237	3,428
FHLB advances	2,019	(427)	(116)	1,476	2,280	499	254	3,033
Total interest- bearing liabilities	3,145	(1,066)	(47)	2,032	4,979	1,602	519	7,100
Net change in net interest income	$2,675	$(264)	$(416)	$1,995	$1,784	$(715)	$(338)	$731

Comparison of Financial Condition For the Years Ended December 31, 2001 and December 31, 2000

Total assets at December 31, 2001 were $673.4 million, which represented an increase of $90.2 million, or 15.5%, compared to $583.2 million at December 31, 2000.  The change in total assets was primarily due to increases in loans receivable, investment securities, mortgage-backed securities and other assets.  Loans receivable, net, increased by $77.3 million, or 16.8%, to $537.1 million at December 31, 2001 as compared to $459.8 million at December 31, 2000.  The increase in loans receivable was attributable to a $48.7 million increase in the Bank’s one- to four-family mortgage loan portfolio; a $7.1 million increase in the multi-family mortgage loan portfolio; a $13.1 million increase in the commercial real estate loan portfolio; and a $4.8 million increase in the commercial business loan portfolio during the year ended December 31, 2001.  Investment securities increased by $4.5 million to $68.6 million at December 31, 2001 as compared to $64.1 million at December 31, 2000.  This increase was due to a $22.1 million increase in municipal securities and a $7.0 million increase in FNMA/FHLMC preferred stock, which was partially offset by a $24.6 million decrease in U.S. Government obligations.  Mortgage-backed securities increased by $4.4 million to $13.9 million at December 31, 2001 as compared to $9.5 million at December 31, 2000.  Other assets increased by $10.3 million to $12.1 million at December 31, 2001 as compared to $1.8 million at December 31, 2000.  The increase in other assets is primarily attributed to the purchase of $10.8 million of bank owned life insurance.  These increases were partially offset by a decrease in cash and cash equivalents of $8.8 million to $18.2 million at December 31, 2001 as compared to $27.0 million at December 31, 2000.  The growth in total assets was funded by increases in borrowed money and savings deposits.  Borrowed money, representing FHLB advances, increased by $35.0 million to $175.2 million at December 31, 2001 as compared to $140.2 million at December 31, 2000.  Savings deposits increased $50.6 million, or 13.7%, to $420.1 million at December 31, 2001 from $369.5 million at December 31, 2000.  The increase in deposits is largely due to increased  advertising and a new branch office.  Stockholders’ equity increased by $1.3 million to $68.6 million at December 31, 2001 as compared to $67.3 million at December 31, 2000.  This increase is primarily the result of the Company’s net income during the year and a $276,000 increase in the Company’s accumulated other comprehensive income relating to its available-for-sale investment portfolio, offset by stock repurchases and dividends paid.

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

General. The Company’s net income increased $774,000, to $4.6 million for the year ended December 31, 2001, from $3.9 million for the year ended December 31, 2000.

Interest Income. Interest income increased $4.0 million, or 10.1%, to $43.8 million for the year ended December 31, 2001, compared with the year ended December 31, 2000.  This increase resulted from an increase in average interest-earning assets offset by a decrease in average yield.  The largest component was an increase of $3.3 million in mortgage loan interest income for the year ended December 31, 2001.  This resulted from an increase in average balance of $42.9 million, the average yield remained unchanged at 7.54% for both year end periods.  This was partially offset by a decrease of $693,000 in interest income on investment and mortgage-backed securities available-for-sale and short-term deposits.  This resulted from an increase in average balance of $8.7 million offset by a decrease in average yield of 123 basis points.  Overall, the average yield on the Bank’s interest-earning assets decreased by 28 basis points to 7.16% for the year ended December 31, 2001 from 7.44% for the year ended December 31, 2000.  The decrease in average yield is due to a general decline in interest rates.  The average balance of interest-earning assets increased $76.7 million, or 14.3%, to $611.9 million for the year ended December 31, 2001 from $535.2 million for the comparable period in 2000.

Interest Expense. Interest expense increased by $2.0 million, or 8.7%, to $25.4 million for the year ended December 31, 2001, from $23.4 million for the year ended December 31, 2000.  This increase resulted from the increase in the average balance of interest-bearing liabilities, the effect of which was partially offset by an overall decrease in the average rate paid on those interest-bearing liabilities.  The average rate paid on total deposits decreased 29 basis points to 4.49% for the year ended December 31, 2001 from 4.78% for the year ended December 31, 2000.  The average balance of deposits  increased $34.4 million, or 10.3%, to $366.9 million for the year ended December 31, 2001 from $332.5 million for the year ended December 31, 2000.  The resulting increase in interest expense totaled $556,000 for the year ended December 31, 2001.  Interest expense resulting from borrowed money increased by $1.5 million.  The average rate paid on borrowed money decreased 33 basis points to 5.45% for the year ended December 31, 2001 from 5.78% for the year ended December 31, 2000.  This decrease in average rate was offset by an increase of $35.0 million in the average balance of borrowed money to $164.8 million for the year ended December 31, 2001 from $129.8 million for the year ended December 31, 2000.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $2.0 million, or 12.2%, to $18.4 million for the year ended December 31, 2001 from $16.4 million for the year ended December 31, 2000.  This increase was primarily attributed to a $76.7 million increase in average interest-earning assets, at an average yield of 7.16%, offset by an increase in the average balance of interest-bearing liabilities of $69.4 million, at an average cost of 4.78%.  The interest rate spread remained unchanged at 2.38% for both year end periods.  The net interest margin as a percent of interest-earning assets decreased 6 basis points to 3.01% for the year ended December 31, 2001 as compared to 3.07% for the comparable period in 2000.

Provision for Loan Losses. The Bank’s provision for loan losses increased $137,000 to $500,000 for the year ended December 31, 2001 from $363,000 in 2000.  At December 31, 2001 and 2000, non-performing loans totaled $2.6 million and $4.5 million, respectively.  At December 31, 2001, $1.6 million of the $2.6 million in non-performing loans was secured by a first mortgage on a commercial building located in Elgin, Illinois.  At December 31, 2001 and 2000 the balance of the allowance for loan losses totaled $2.3 million and $1.9 million, respectively.  At December 31, 2001, the ratio of the allowance for loan losses to non-performing loans was 87.4% compared to 41.5% at December 31, 2000.  The ratio of the allowance to total loans was 0.42% and 0.41% at December 31, 2001 and 2000, respectively.  Net charge-offs totaled $126,000 and $27,000 in 2001 and 2000, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, impairments in the current loan portfolio, and other factors.  This analysis  is designed to reflect credit losses for specifically identified loans, as well as credit losses in the remainder of the loan portfolio.  The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank’s portfolio.  The reserve methodology also critically assesses those loans adversely classified in the portfolio by management as doubtful, substandard or special mention.  These allowance components are set at a higher factor than the non-classified one- to four-family loans in the portfolio to reflect the greater level of risk to which management believes the Bank is exposed.  Management believes that the provision for loan losses and the allowance for loan losses are currently adequate to cover probable losses in the existing loan portfolio.  While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control.

Noninterest Income. Noninterest income totaled $1.8 million and $1.3 million for the years ended December 31, 2001 and 2000, respectively.  Service fees increased $268,000 to $1.2 million for the year ended December 31, 2001 from $953,000 for the comparable period in 2000.  In addition, real estate and insurance commissions increased $152,000 to $319,000 for the year ended December 31, 2001 from $167,000 for the year ended December 31, 2000.  Gains on sale of loans totaled $171,000 for the year ended December 31, 2001.  There were no loan sales for the year ended December 31, 2000.  These increases were partially offset by a $117,000 decrease to $33,000 in gains on the sales of securities for the year ended December 31, 2001 from $150,000 for the comparable period in 2000.

Noninterest Expense. Noninterest expense increased by $1.2 million, to $12.6 million for the year ended December 31, 2001 from $11.4 million for the comparable period in 2000.  Compensation and benefits increased by $760,000, or 12.0%, to $7.1 million for the year ended December 31, 2001 compared to $6.3 million for the year ended December 31, 2000.  This increase was primarily due to a combination of annual salary increases and the addition of staff.  The additional staff expenses are partially attributed to the opening of the Bank’s newest branch in June 2000.  All other operating expenses, including advertising, depreciation and repairs, marketing, postage, communications, data processing and other office expense increased by a combined $437,000, or 8.7% to $5.5 million for the year ended December 31, 2001 compared to $5.1 million for the comparable period in 2000.  Of this increase, $142,000 is related to depreciation and repairs; $14,000 of office building expenses; and $62,000 of data processing expense.  The efficiency ratio improved to 62.2% for the year ended December 31, 2001 from 64.2% for the comparable prior year period.  In addition, the noninterest expense to average total asset ratio decreased 6 basis points to 1.99% at December 31, 2001 from 2.05% for the prior year period.  Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax expense totaled $2.5 million for the year ended December 31, 2001 compared to $2.1 million for the comparable period in 2000.  The increase in the provision for income taxes was the result of an increase in pretax income of $1.1 million to $7.1 million for the year ended December 31, 2001 from $6.0 million for the same period in 2000.  The effective tax rate decreased to 35.1% for the year ended December 31, 2001 from 35.6% for the preceding year.

Comparison of Operating Results for the Years Ended December 31, 2000 and December 31, 1999

General. The Company’s net income decreased $159,000, to $3.9 million for the year ended December 31, 2000, from $4.0 million for the year ended December 31, 1999.

Interest Income.   Interest income increased $7.8 million, or 24.5%, to $39.8 million for the year ended December 31, 2000, compared with 1999.  This increase resulted from an increase in average interest-earning assets and an increase in average yield.  The largest component was an increase of $5.5 million in mortgage loan interest income for the year ended December 31, 2000.  This resulted from an increase in average balance of $70.5 million and a slight increase in average yield of 5 basis points.  Another large component was an increase of $1.4 million in other loan interest income for the year ended December 31, 2000.  This resulted from an increase in average balance of $13.7 million and an increase in average yield of 93 basis points.  Overall, the average yield on the Bank’s interest-earning assets increased by 26 basis points to 7.44% for the year ended December 31, 2000 from 7.18% for the year ended December 31, 1999.  The increase in average yield is due to a general increase in loan rates in the Bank’s local market area.  The average balance of interest-earning assets increased by $89.6 million, or 20.1%, to $535.2 million for the year ended December 31, 2000 from $445.6 million in 1999.

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

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $731,000, or 4.7%, to $16.4 million for the year ended December 31, 2000 from $15.7 million for 1999.  This increase was primarily attributable to a $89.6 million increase in average interest-earning assets, at an average yield of 7.44%, offset by an increase in the average balance of interest-bearing liabilities of $98.6 million, at an average cost of 5.06%.  This combination resulted in a decline on interest rate spread of 32 basis points to 2.38% for the year ended December 31, 2000, as compared to 2.70% for the year ended December 31, 1999.  The decrease in interest rate spread is due to a general increase in rates in the Bank’s local market area as well as deposits repricing faster than loans.  The net interest margin as a percent of interest-earning assets decreased by 45 basis points to 3.07% for the year ended December 31, 2000 as compared to 3.52% for the comparable period in 1999.  This decrease is due to increases in both interest-earning assets and noninterest-bearing liabilities and a decrease in interest rate spread.

Provision for Loan Losses.   The Bank’s provision for loan losses increased by $152,000 to $363,000 for the year ended December 31, 2000 from $211,000 in 1999.  At December 31, 2000 and 1999, non-performing loans totaled $4.5 million and $1.3 million, respectively,  At December 31, 2000 and 1999 the balance of the allowance for loan losses totaled $1.9 and $1.5 million, respectively.  At December 31, 2000, the ratio of the allowance for loan losses to non-performing loans was 41.5% compared to 121.7% at December 31, 1999.  The increase in nonperforming loans is primarily due to one $3.5 million first mortgage loan secured by a commercial office building located in St. Charles, Illinois.  This loan had a valuation reserve of $175,000 at December 31, 2000.  There were no impaired loans at December 31, 1999.  The ratio of the allowance to total loans was 0.41% and 0.39% at December 31, 2000 and 1999, respectively.  Net charge-offs totaled $27,000 and $39,000 in 2000 and 1999, respectively.

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

Noninterest Expense.   Noninterest expense increased by $936,000, to $11.4 million for the year ended December 31, 2000 from $10.5 million for the comparable period in 1999.  Compensation and benefits increased by $404,000, or 6.8%, to $6.3 million for the year ended December 31, 2000 compared to $5.9 million for the year ended December 31, 1999.  This increase was primarily due to a combination of annual salary increases, the addition of staff due in part to two new branch offices and an increase in employee health insurance costs.  The additional staff expenses are primarily attributed to the opening of two new branch offices and the hiring of marketing and human resource personnel.  All other operating expenses, including advertising, depreciation and repairs, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $532,000, or 11.8%, to $5.0 million for the year ended December 31, 2000 compared to $4.5 million for the comparable period in 1999.  Of this increase, $157,000 is related to additional imaging expenses for NOW accounts and $156,000 of marketing and advertising expenses relating to two new branch offices and increased advertising for Fox Valley Financial Services, Inc., the Bank’s wholly owned subsidiary, which offers a full range of investment products.

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

Contractual Obligations and Commercial Commitments

The Bank has certain obligations and commitments to make future payments under contracts.  At December 31, 2001, the aggregate contractual obligations and commercial commitments are:

	Period to Maturity from December 31, 2001
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	Total December 31, 2001
	(In thousands)
Contractual obligations:
Certificates of deposit	$119,326	$38,134	$3,438	$12,919	$596	$—	$174,413
Federal home loan bank advances	3,500	5,000	32,700	15,000	5,000	114,000	175,200
Operating leases	104	105	106	86	65	323	789

Total at December 31, 2001	$122,930	$43,239	$36,244	$28,005	$5,661	$114,323	$350,402

	Period to Maturity from December 31, 2001
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	Total December 31, 2001
	(In thousands)
Other commercial commitments:
Lines of credit	$9,512	$1,749	$1,562	$452	$1,474	$12,464	$27,213
Loan commitments	15,746	—	—	—	—	—	15,746
Letters of credit	613	2,179	—	171	—	—	2,963

Total at December 31, 2001	$25,871	$3,928	$1,562	$623	$1,474	$12,464	$45,922

Liquidity and Capital Resources

The Bank’s primary sources of funds are savings deposits, proceeds from the principal and interest payments on loans and proceeds from the maturation of securities and, to a lesser extent, borrowings from FHLB-Chicago.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Bank are the origination of primarily residential one-to four-family loans and, to a lesser extent, multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed and mortgage-related securities.  During the years ended December 31, 2001, 2000, and 1999, the Bank’s loan originations totaled $206.6 million, $94.8 million and $121.8 million, respectively.  In addition, the Bank purchased loans totaling $65.2 million, $46.7 million and $39.0 million for the same time periods.  These activities were funded primarily by deposit growth, FHLB advances and principal repayments on loans and mortgage-backed securities.  The Bank experienced a net increase in total deposits of $50.6 million, $45.7 million and $54.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.  In addition, FHLB advances increased $35.0 million, $25.0 million and $58.2 million, respectively  for the same time periods.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors and the Bank, and other factors.

The Bank’s most liquid assets are cash and interest-bearing demand accounts.  The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.  At December 31, 2001, cash and interest-bearing demand accounts totaled $18.2 million, or 2.7% of total assets.  The Bank closely monitors its liquidity position on a daily basis.  On a longer-term basis, the Bank maintains a strategy of investing in various lending products as described in greater detail under Item 1 to this Annual Report.  In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances.  At December 31, 2001,  the Bank had $175.2 million of outstanding FHLB borrowings.

Outstanding commitments to originate first mortgage loans totaled $15.7 million at December 31, 2001.  Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments.  Certificates of deposit which are scheduled to mature in one year or less from December 31, 2001 totaled $119.3 million.  From December 31, 2000 to December 31, 2001, the Bank experienced an 89.0% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits.  The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits.  From time to time, the Bank will also offer competitive special products to its customers to increase retention.  Based upon the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

At December 31, 2001, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $64.0 million, or 9.53% of adjusted assets, which is above the required level of $26.9 million, or 4.00%, and risk-based capital of $66.3 million, or 14.58% of adjusted assets, which is above the required level of $36.4 million, or 8.00%.

The capital injection resulting from the Conversion in 1998 of $72.8 million significantly increased liquidity and capital resources.  A portion of the net proceeds were invested in marketable securities.  The initial level of liquidity has been reduced as net proceeds are utilized for general corporate purposes, including the funding of lending activities and expansion of facilities and to a greater degree the repurchase of the Company’s common stock.  During 2001, the Company repurchased 227,708 shares of the Company’s common stock at an average price per share of $11.41.  The Company believes that stock repurchases are a good way to manage its excess capital and a sound investment decision.  The primary source of funding for the Company is dividend payments from the Bank, sales and maturities of investment securities and, to a lesser extent, earnings on investments and deposits held by the Company.  Dividend payments by the Bank have primarily been used to fund stock repurchase programs and pay dividends on Company stock.  These repurchases totaled $33.6 million as of December 31, 2001.  The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the provisions of the Illinois state banking regulations and the Federal Deposit Insurance Corporation.  Additionally, the Illinois State Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends which are otherwise permissible by regulation for safety and soundness reasons.  Under Illinois banking law, an Illinois state chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Commissioner is required if the total of all dividends declared in a calendar year would exceed 50% of the Bank’s net profits for that year if the Bank has total capital of less than 6% of total assets.  A savings bank may not declare dividends in excess of its net profits in any year without the approval of the Commissioner.  To the extent the Bank were to apply to pay a dividend or capital distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made such application would be approved by the regulatory authorities.  See also “Regulation and Supervision” on page 27.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Bank’s operations.  Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature.  As a result, interest rates have a greater impact on the Bank’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of Accounting Standards

“SFAS” No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, was issued by the “FASB” in September 2000.  SFAS No. 140 supercedes and replaces FASB SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishments of liabilities.  SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements.  The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of assets occurring after March 31, 2001.  The collateral recognition and disclosure provisions in SFAS No. 140 were effective for fiscal years ending December 31, 2000.  The adoption of SFAS No. 140 did not have a material impact on the Company’s results of operations or financial condition.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (SFAS No. 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142.  The Company anticipates that the adoption of SFAS No. 141 and No. 142 on January 1, 2002 will not have a material impact on the Company’s results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Bank’s interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates similar to the assumptions utilized for the Gap Table.  The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The higher the institution’s Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be.  The following NPV Table sets forth the Bank’s NPV as of December 31, 2001.

Change in Interest Rates In Basis Points (Rate Shock)
	Net Portfolio Value			NPV as % of Portfolio Value of Assets

	Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)
300	$53,605	$(41,524)	(43.65)%	8.15%	(39.72)%
200	68,338	(26,791)	(28.16)	10.14	(25.00)
100	82,238	(12,891)	(13.55)	11.94	(11.69)
Static	95,129	—	—	13.52	—
(100)	102,004	6,875	7.23	14.32	5.92
(200)	106,419	11,290	11.87	14.82	9.62
(300)	112,241	17,112	17.99	15.47	14.42

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV require certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the NPV Table presented assumes that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV Table provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results.

For a further discussion regarding Quantitative and Qualitative Disclosure about Market Risk, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Interest Rate Risk and Market Risk Analysis.”

Item 8. Financial Statements and Supplementary Data.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2001, 2000, and 1999

 (With Independent Auditors  Report Thereon)

Independent Auditors  Report

The Board of Directors

EFC Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of EFC Bancorp, Inc. and subsidiaries (the Company) as of December 2001 and 2000, and the related consolidated statements of income, changes in stockholders  equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFC Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the

United States of America.

Chicago, Illinois

March 4, 2002

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

Assets	2001	2000
Cash and cash equivalents:
On hand and in banks	$3,186,966	2,668,094
Interest bearing deposits with financial institutions	14,988,324	24,354,577
Total cash and cash equivalents	18,175,290	27,022,671
Loans receivable, net	537,070,664	459,794,835
Mortgage-backed securities available-for-sale, at fair value	13,855,715	9,453,560
Investment securities available-for-sale, at fair value	68,615,462	64,070,927
Foreclosed real estate	—	539,792
Stock in Federal Home Loan Bank of Chicago, at cost	8,891,900	7,760,000
Accrued interest receivable	3,682,120	3,723,849
Office properties and equipment, net	10,990,206	9,004,320
Other assets	12,162,083	1,831,034
Total assets	$673,443,440	583,200,988
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$420,084,289	369,533,355
Borrowed money	175,200,000	140,200,000
Advance payments by borrowers for taxes and insurance	1,226,614	958,652
Income taxes payable	419,125	470,865
Accrued expenses and other liabilities	7,884,849	4,753,014
Total liabilities	604,814,877	515,915,886

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares at December 31, 2001 and 2000	74,914	74,914
Additional paid-in capital	71,663,695	71,761,626

Treasury stock, at cost, 2,884,873 and 2,657,165 shares at December 31, 2001 and 2000, respectively	(35,584,5574)	(30,987,317)

Unearned employee stock ownership plan (ESOP), 439,498 and 479,452 shares at December 31, 2001 and 2000, respectively	(6,571,619)	(7,196,039)

Unearned stock award plan, 107,943 and 164,896 shares at December 31, 2001 and 2000, respectively	(1,200,866)	(1,834,468)
Retained earnings, substantially restricted	38,015,742	35,483,689
Accumulated other comprehensive income (loss)	231,251	(44,303)
Total stockholders’ equity	68,628,563	67,285,102
Commitments and contingencies
Total liabilities and stockholders’ equity	$673,443,440	583,200,988

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Interest income:
Loans secured by real estate	$33,631,702	30,362,061	24,900,473
Other loans	4,285,273	2,866,475	1,457,010
Mortgage-backed securities available-for-sale	826,999	835,232	971,192
Investment securities available-for-sale and interest bearing deposits with financial institutions	5,096,809	5,750,686	4,655,066
Total interest income	43,840,783	39,814,454	31,983,741
Interest expense:
Deposits	16,454,916	15,898,933	11,832,427
Borrowed money	8,978,165	7,502,220	4,468,830
Total interest expense	25,433,081	23,401,153	16,301,257
Net interest income before provision for loan losses	18,407,702	16,413,301	15,682,484
Provision for loan losses	500,000	363,000	211,000
Net interest income after provision for loan losses	17,907,702	16,050,301	15,471,484
Noninterest income:
Service fees	1,220,059	952,551	955,937
Real estate and insurance commissions	318,698	166,862	126,656
Gain (loss) on sale of foreclosed real estate	8,014	(7,413)	—
Gain on sale of securities	32,812	150,057	102,940
Gain on sale of loans	170,723	—	—
Other	70,392	67,718	53,357
Total noninterest income	1,820,698	1,329,775	1,238,890
Noninterest expense:
Compensation and benefits	7,105,704	6,345,253	5,564,294
Office building, net	391,623	377,328	392,158
Depreciation and repairs	1,096,792	954,314	790,122
Data processing	520,837	458,895	449,453
Federal insurance premiums	70,180	68,084	161,663
NOW account operating expenses	571,484	471,956	285,298
Other	2,828,769	2,712,534	2,809,297
Total noninterest expense	12,585,389	11,388,364	10,452,285
Income before income taxes	7,143,011	5,991,712	6,258,089
Income tax expense	2,507,811	2,130,043	2,237,295
Net income	$4,635,200	3,861,669	4,020,794
Earnings per share:
Basic	$1.09	0.87	0.72
Diluted	1.08	0.87	0.72

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2001, 2000, and 1999

	Number of common stock shares	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP plan shares	Unearned stock award plan shares	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 1998		$74,914	72,213,277	(4,355125)	(8,363,878)	(3,222,561)	31,757,826	650,816	88,755,269
Treasury stock purchased	(1,956,684)	—	—	(23,316,599)	—	—	—	—	(23,316,599)
ESOP shares committed to be released	39,954	—	(173,680)	—	597,419	—	—	—	423,739
Stock award plan — shares allocated	67,444	—	—	—	—	750,319	—	—	750,319
Dividends declared ($.40 per share)		—	—	—	—	—	(2,309,196)	—	(2,309,196)
Comprehensive income:
Net income		—	—	—	—	—	4,020,794	—	4,020,794
Change in net unrealized gain (loss) on securities available-for-sale, less reclassification adjustment for realized gains included in net income of $102,940		—	—	—	—	—	—	(3,118,422)	(3,118,422)
Income tax effect		—	—	—	—	—	—	1,216,185	1,216,185
Total comprehensive income									2,118,557
Balance at December 31, 1999		74,914	72,039,597	(27,671,724)	(7,766,459)	(2,472,242)	33,469,424	(1,251,421)	66,422,089
Treasury stock purchased	(325,981)	—	—	(3,315,593)	—	—	—	—	(3,315,593)
ESOP shares committed to be released	39,954	—	(216,931)	—	597,420	—	—	—	380,489
Stock award plan — shares allocated	57,328	—	(61,040)	—	—	637,774	—	—	576,734
Dividends declared ($.48 per share)		—	—	—	—	—	(1,847,404)	—	(1,847,404)
Comprehensive income:
Net income		—	—	—	—	—	3,861,669	—	3,861,669
Change in net unrealized gain (loss) on securities available-for-sale, less reclassification adjustment for realized gains included in net income of $150,057		—	—	—	—	—	—	1,978,884	1,978,884
Income tax effect		—	—	—	—	—	—	(771,766)	(771,766)
Total comprehensive income									5,068,787
Balance at December 31, 2000		74,914	71,761,626	(30,987,317)	(7,169,039)	(1,834,468)	35,483,689	(44,303)	67,285,102
Treasury stock purchased	(227,708)	—	—	(2,597,237)	—	—	—	—	(2,597,237)
ESOP shares committed to be released	39,954	—	(128,832)	—	597,420	—	—	—	468,588
Stock award plan — shares allocated	56,953	—	30,901	—	—	633,602	—	—	664,503
Dividends declared ($.50 per share)		—	—	—	—	—	(2,103,147)	—	(2,103,147
Comprehensive income:
Net income		—	—	—	—	—	4,635,200	—	4,635,200
Change in net unrealized gain (loss) on securities available-for-sale, less reclassification adjustment for realized gains included in net income of $32,812		—	—	—	—	—	—	451,728	451,728
Income tax effect		—	—	—	—	—		(176,174)	(176,174)
Total comprehensive income									4,910,754
Balance at December 31, 2001		$74,914	71,663,695	(33,584,554)	(6,571,619)	(1,200,866)	38,015,742	231,251	68,628,563

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income	$4,635,200	3,861,669	4,020,794
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts, net	151,481	36,244	83,619
Provision for loan losses	500,000	363,000	211,000
FHLB of Chicago stock dividends	(538,300)	(507,800)	—
Deferred income tax expense (benefit)	192,517	108,909	(278,308)
Stock award plan shares allocated, net of tax effect	664,503	576,734	750,319
ESOP shares committed to be released	597,420	597,420	597,419
Change in fair value of ESOP shares	(128,832)	(216,931)	173,680)
Depreciation and amortization of office properties and equipment	738,071	687,620	565,274
(Gain)/loss on sale of foreclosed real estate	(8,014)	7,413	—
Gain on sale of investment securities	(32,812)	(150,057)	(102,940)
Gain on sale of loans	(170,723)	—	—
Increase in accrued interest receivable and other assets, net Increase in income taxes payable, accruedexpenses and other liabilities, net	3,327,567	648,074	910,196
Net cash provided by (used in) operating activities	(721,488)	4,837,792	4,839,581
Cash flows from investing activities:
Net increase in loans receivable	(26,520,097)	(22,051,226)	(48,291,349)
Purchases of loans receivable	(65,161,386)	(42,639,630)	(38,95,788)
Proceeds from the sale of loans	10,519,267	—	—
Purchases of mortgage-backed securities available-for-sale	(10,435,957)	—	—
Principal payments on mortgage-backed securities available-for-sale	5,978,113	2,542,344	5,796,437
Maturities of investment securities available-for-sale	32,413,522	5,063,818	11,084,307
Proceeds from sale of investment securities available-for-sale	4,032,812	7,063,076	11,712,628
Purchases of investment securities available-for-sale	(40,602,120)	13,139,252)	(29,137,525)
Purchases of office properties and equipment	(2,723,957)	(1,051,530)	(2,675,950)
Purchases of stock in the Federal Home Loan Bank of Chicago	(593,600)	(1,492,200)	(2,910,160)
Proceeds from sale of foreclosed real estate	4,104,916	160,732	83,980
Net cash used in investing activities	(88,988,487)	(65,543,868)	(93,333,420)
Cash flows from financing activities:
Purchase of treasury stock	(2,597,237)	(3,315,593)	(23,316,599)
Net increase in deposits	50,550,934	45,654,062	54,297,298
Cash dividends paid	(2,091,103)	(1,783,317)	(1,793,171)
Proceeds from borrowed money	60,000,000	119,000,000	100,200,000
Repayments on borrowed money	(25,000,000)	(94,000,000)	(42,000,000)
Net cash provided by financing activities	80,862,594	65,555,152	87,387,528
Net increase (decrease) in cash and cash equivalents	(8,847,381)	4,849,076	(1,106,311)
Cash and cash equivalents at beginning of year	27,022,671	22,173,595	23,279,906
Cash and cash equivalents at end of year	$18,175,290	27,022,671	22,173,595
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$25,366,680	23,153,805	15,976,039
Income taxes	2,207,500	2,030,000	2,560,000
Noncash investing activities — transfer of loans to foreclosed real estate	3,557,110	539,792	168,145

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

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

The allowance for loan losses is provided by charges to operations. The balance of the allowance is based on management s estimate of probable losses in the loan portfolio and current economic conditions. Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

(Continued)

A provision for losses on specific loans and real estate owned is charged to operations when any permanent decline reduces the market value to less than the loan principal balance or carrying value less estimated costs to sell foreclosed real estate.

Management, considering current information and events regarding the borrower s ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest.

A loan is generally classified as non-accrual when collectibility is in doubt and the loan is contractually past due three months or more. When a loan is placed on non-accrual status, previously accrued, but unpaid interest is reversed against interest income. Income on such loans is subsequently recorded to the extent that cash is received and where future collection of principal is probable. Loans past due three months or more are considered impaired. The amount of impairment for individual loans is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, on the present value of expected future cash flows discounted at the loan s effective interest rate. Certain groups of small balance homogenous loans represented by installment and consumer credit and residential real estate loans are excluded from the impairment provisions.

Investment Securities and Mortgage-backed Securities

The Company classifies its investment and mortgage-backed securities in one of three categories: trading, available-for-sale, or held-to-maturity. Securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and measured at amortized cost. Securities purchased for the purpose of being sold in the near term are classified as trading securities and measured at fair value with any change in fair value included in earnings. All other securities that are not classified as held-to-maturity or trading are classified as available-for-sale. Securities classified as available-for-sale are measured at fair value with any changes in fair value reflected as a separate component of stockholders  equity, net of related tax effects. Gains and losses on the sale of such securities are determined using the specific identification method. The Company has classified all investment securities as available-for-sale at December 31, 2001 and 2000.

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

Employee Stock Ownership Plan (ESOP)

Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released annually to participants in the ESOP. The difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP will be charged or credited to additional paid-in capital. Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated balance sheet at cost as a reduction of stockholders  equity. Dividends on allocated ESOP shares are recorded as a reduction of stockholders  equity; dividends on unallocated ESOP shares are used to pay debt service, and recorded as a reduction of debt and accrued interest.

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

Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of changes in stockholders  equity.

(Continued)

Basis of Presentation

Certain amounts for prior years have been reclassified to conform to the current year presentation.

(2)           Preferred Stock

The Company had authorized 2,000,000 shares of preferred stock with a par value of $.01 per share. The Company s Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restriction thereof.  As of December 31, 2001, there were no shares of preferred stock issued.

(3)           Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.  ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

	Years ended December 31,
	2001	2000	1999
Basic:
Net income	$4,635,200	3,861,669	4,020,794

Weighted average common shares outstanding	4,249,640	4,422,427	5,571,247

Basic earnings per share	$1.09	0.87	0.72

Diluted:
Net income	$4,635,200	3,861,669	4,020,794

Weighted average common shares outstanding	4,249,640	4,422,427	5,571,247
Effect of dilutive stock options outstanding	47,134	61	—

Diluted weighted average common shares outstanding	4,296,774	4,422,488	5,571,247

Diluted earnings per share	$1.08	0.87	0.72

(Continued)

(4)                                 Loans Receivable, Net

Loans receivable, net are summarized as follows:

	December 31,
	2001	2000

Mortgage loans:
One-to-four family residential	$375,451,938	326,739,417
Multifamily	58,093,093	50,964,796
Commercial	42,813,519	29,728,398
Construction and land	16,285,096	16,025,077

Total mortgage loans	492,643,646	423,457,688

Other loans:
Home equity loans	14,689,288	11,971,558
Commercial	30,045,720	25,239,646
Auto loans	763,688	615,538
Loans on savings accounts	334,800	216,321
Other	1,159,973	455,017

Total other loans	46,993,469	38,498,080

Total loans receivable	539,637,115	461,955,768

Less:
Deferred loan fees	311,305	279,849
Allowance for loan losses	2,255,146	1,881,084

Loans receivable, net	$537,070,664	459,794,835

                Activity in the allowance for loan losses is summarized as follows:

	Years ended December 31,
	2001	2000	1999

Balance at beginning of year	$1,881,084	1,544,577	1,372,837
Provision for loan losses	500,000	363,000	211,000
Charge-offs	(125,959)	(27,951)	(40,984)
Recoveries	21	1,458	1,724

Balance at end of year	$2,255,146	1,881,084	1,544,577

(Continued)

Loans receivable in arrears three months or more and on non-accrual status or in the process of foreclosure are as follows:

	Number of loans	Amount	Percent of gross loans receivable

December 31, 2001	10	$2,641,085.49%
December 31, 2000	15	4,531,637.98
December 31, 1999	11	1,269,999.32

Interest income foregone that would have been recognized on non-accrual loans if such loans had performed in accordance with their contractual terms was $187,000, $89,000, and $46,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

There were no impaired loans at December 31, 2001.  The Savings Bank had one impaired loan of $3,505,000 at December 31, 2000. The loan had a valuation reserve of $175,000 at December 31, 2000.  There were no impaired loans at or for the year ended December 31, 1999.

The Savings Bank offers to its employees, officers, and directors adjustable-rate mortgage loans for the purchase or refinance of the individual s owner-occupied primary residence with interest rates which may be up to 1% below the rates offered to the Savings Bank s other customers.  Loans to officers and directors under the program totaled approximately $2,457,000 and $2,381,000 as of December 31, 2001 and 2000, respectively.  All other loans to officers, directors and to associates of such persons are made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other customers and do not involve more than a normal risk.  As of December 31, 2001 and 2000, the outstanding balance on such loans was approximately $4,404,000 and $4,266,000, respectively. Loan origination and repayments for the year ended December 31, 2001 were $1,126,000 and $1,145,000, respectively.

(Continued)

(5)           Mortgage-backed Securities and Investment Securities Available-for-Sale

The amortized cost and estimated fair value of mortgage-backed securities and investment securities available-for-sale are summarized as follows:

	December 31, 2001

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$5,707,530	37,920	(15,510)	5,729,940
Federal National Mortgage Association	3,453,241	33,582	(1,546)	3,485,277
Government National Mortgage Association	4,611,404	40,863	(11,769)	4,640,498
	13,772,175	112,365	(28,825)	13,855,715

Investment securities:
United States Government obligations	37,518,864	897,353	(128,248)	38,287,969
Municipal securities	23,488,194	33,439	(470,929)	23,050,704
Equity securities	7,312,843	28,000	(64,054)	7,276,789

	68,319,901	958,792	(663,231)	68,615,462

	$82,092,076	1,071,157	(692,056)	82,471,177

(Continued)

	December 31, 2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,788,841	11,624	(5,902)	1,794,563
Federal National Mortgage Association	2,808,327	8,015	(22,781)	2,793,561
Government National Mortgage Association	4,892,460	12,052	(39,076)	4,865,436

	9,489,628	31,691	(67,759)	9,453,560

Investment securities:

United States Government obligations	62,929,827	518,858	(555,417)	62,893,268
Municipal securities	877,659		—	877,659
Equity securities	300,000	—		300,000

	64,107,486	518,858	(555,417)	64,070,927

	$73,597,114	550,549	(623,176)	73,524,487

There were no sales of mortgage-backed securities available-for-sale for the years ended December 31, 2001, 2000, and 1999. During the years ended December 31, 2001, 2000, and 1999 sales of investment securities available-for-sale totaled $4,032,812, $7,063,076, and $11,712,628, respectively. These sales resulted in gross gains of $32,812, $150,057, and $102,940, for the respective years.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized cost	Estimated fair value

Due in one year or less	$—	—
Due after one year through five years	10,697,993	10,806,145
Due after five years through ten years	21,820,871	22,444,261
Due after ten years	28,488,194	28,088,267
Equity securities	7,312,843	7,276,789

	$68,319,901	68,615,462

(Continued)

(6)           Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	December 31,
	2001	2000

Loans receivable	$2,621,878	2,210,906
Mortgage-backed securities	98,453	60,811
Investment securities	961,789	1,452,132

	$3,682,120	3,723,849

(7)           Office Properties and Equipment

Office properties and equipment at cost is summarized as follows:

	December 31,
	2001	2000

Land	$2,693,644	1,509,185
Land improvements	299,061	299,061
Office buildings	7,481,266	6,940,469
Leasehold improvements	454,860	415,464
Furniture, fixtures, and equipment	3,955,443	3,654,372
Construction in progress	658,234	—

	15,542,508	12,818,551

Less accumulated depreciation and amortization	(4,552,302)	(3,814,231)

	$10,990,206	9,004,320

Depreciation and amortization expense totaled $738,071, $687,620, and $565,274 for the years ended December 31, 2001, 2000, and 1999, respectively.

(Continued)

(8)           Deposits

Deposit balances are summarized as follows:

	December 31, 2001		Stated or weighted average rate	December 31, 2000		Stated or weighted average rate
	Amount	Percent		Amount	Percent

Commercial checking accounts	$14,387,774	3.4%	—%	$11,648,274%	3.1%	—%

NOW accounts noninterest bearing	8,898,504	2.1	—	8,105,591	2.2	—
NOW accounts interest bearing	30,646,178	7.3	1.07	30,992,709	8.4	1.59
Passbook	84,888,698	20.2	3.11	75,802,417	20.5	3.76
Money market accounts	106,850,171	25.5	4.00	40,098,473	10.9	3.83

Certificate accounts:
Fixed rates	112,431,729	26.8	4.57	138,985,290	37.6	6.25
Individual retirement accounts18-48 month fixed and variable rate	45,532,141	10.8	5.01	43,241,076	11.7	5.88

Jumbo certificates (with a minimum denomination of $100,000)	16,449,094	3.9	4.68	20,659,525	5.6	6.60

	$420,084,289	100.0%	4.78%	$369,533,355	100.0%	4.78%

Contractual maturity of certificate accounts ($100,000 or greater):
Under 3 months	$9,745,052	25.6%		$10,925,465	25.7%
Over 3 months through 6 months	6,123,529	16.1		6,708,522	15.8

Over 6 months through 12 months	12,112,330	31.8		18,321,362	43.0
Over 12 months	10,086,727	26.5		6,588,602	15.5

	$38,067,638	100.0%		$42,543,951	100.0%

The aggregate maturities of certificate accounts at December 31, 2001 are as follows (in thousands):

2002	$119,326
2003	38,134
2004	3,438
2005	12,919
2006	596

$174,413

(Continued)

Interest expense on deposits is summarized as follows for the years ended December 31:

	2001	2000	1999

Passbook accounts	$2,324,594	2,806,378	2,355,677
NOW accounts	308,862	457,244	493,374
Money market accounts	3,057,400	1,261,297	1,036,713
Certificate accounts	10,764,060	11,374,014	7,946,663

	$16,454,916	15,898,933	11,832,427

(9)           Borrowed Money

Borrowed money is summarized as follows:

		December 31, 2001		December 31, 2000

	Maturity	Weighted interest rate	Outstanding balance	Weighted interest rate	Outstanding balance
		(in thousands)
Advances from the Federal Home Loan Bank of Chicago:	2001	—%	$—	6.21%	$25,000
	2002	5.52	3,500	5.52	3,500
	2003	4.65	5,000	—	—
	2004	4.82	32,700	5.51	17,700
	2005	6.17	15,000	6.17	15,000
	2006	4.30	5,000	—	—
	2008	4.78	14,000	5.20	14,000
	2010	5.85	65,000	5.85	65,000
	2011	4.66	35,000	—	—

		5.28%	$175,200	5.83%	$140,200

At December 31, 2001, $5,000,000 of the advances due in 2008 have adjustable interest rates. All other advances have fixed interest rates. At December 31, 2001, $134,000,000 in advances are callable by the Federal Home Loan Bank of Chicago (FHLB) beginning in 2002.

The Savings Bank adopted a collateral pledge agreement whereby it has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, performing first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the FHLB. The carrying value of the collateral was approximately $367,086,000 at December 31, 2001. All stock in the FHLB is also pledged as additional collateral for these advances.

(Continued)

(10)         Income Taxes

Income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999, is as follows:

	Years ended December 31,
	2001	2000	1999
Current:
Federal	$2,071,628	1,914,316	2,312,771
State	243,666	106,818	202,832
	2,315,294	2,021,134	2,515,603

Deferred:
Federal	168,966	95,586	(226,726)
State	23,551	13,323	(51,582)
	192,517	108,909	(278,308)
Total income tax expense	$2,507,811	2,130,043	2,237,295

The actual Federal income tax expense for 2001, 2000, and 1999 differs from the  expected  income tax expense for those periods (computed by applying the statutory U.S. Federal corporate tax rate of 34% to earnings before income taxes) as follows:

	2001	2000	1999
Tax expense based on the statutory U.S. federal corporate tax rate	$2,428,624	2,037,182	2,127,750
State income taxes, net of federal impact	169,537	82,256	130,177
Tax exempt interest income	(163,688)	(1,743)
Other, net	73,338	12,348	(20,632)
	$2,507,811	2,130,043	2,237,295

(Continued)

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

	2001	2000

Deferred tax assets:
Allowance for loan losses	$873,616	729,709
Charitable contribution carryforward	1,193,930	1,438,180
Unrealized loss on securities available-for-sale	—	28,324

Gross deferred tax assets	2,067,546	2,196,213
Less valuation allowance	(122,500)	—

	1,945,046	2,196,213

Deferred tax liabilities:
FHLB stock dividends	(532,037)	(323,506)
Loan fees	39,510	(113,994)
Depreciation	(479,792)	(439,795)
Tax bad debt reserve in excess of base year amount	(288,868)	(430,912)
Unrealized gain or securities available for sale	(147,850)	—
Other, net	(26,224)	(9,533)

Gross deferred tax liabilities	(1,435,261)	(1,317,740)

Net deferred tax asset	$509,785	878,473

Retained earnings at December 31, 2001 include approximately $2,328,000 of tax bad debt reserves for which no provision for Federal or state income tax has been made. If, in the future this amount, or a portion thereof, is used for certain purposes, then a Federal and state tax liability, at the then-current corporate income tax rates, will be imposed on the amounts so used.

For financial reporting purposes, a valuation allowance has been established at December 31, 2001 to offset the portion of the deferred tax asset, charitable contribution carryforward, that may not be recognized upon  expiration of the carryforward period in 2003.

(11)         Employee Benefit Plans

401(k) Plan and Trust

The Savings Bank adopted the Elgin Federal Financial Center 401(k) Employee Benefit Plan and Trust (Plan), effective November 1, 1986, for the exclusive benefit of eligible employees and their beneficiaries. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least six months of service for the Savings Bank and are age 20 or older. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 2% to 10% of their earnings, subject to Internal Revenue Service limitations. Matching contributions can be made at the Savings Bank s discretion each Plan year. There were no contributions by the Savings Bank during 2001, 2000, and 1999.

(Continued)

Employee Stock Ownership Plan (ESOP)

In conjunction with the Savings Bank s conversion, the Company formed an ESOP. The ESOP covers substantially all employees that are age 21 or over and with at least 1,000 hours of service. The ESOP borrowed $8,961,298 from the Company and purchased 599,314 common shares issued in the Conversion. The loan has a 15 year term, with an interest rate of 8.50%. The Savings Bank intends to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period of 15 years. During the years ended December 31, 2001, 2000, and 1999, 39,954 shares were allocated annually. ESOP expense for the years ended December 31, 2001, 2000, and 1999 totaled $468,596, $380,489, and $423,739, respectively. The fair value of unallocated shares totaled $6,087,000 and $4,974,000 at December 31, 2001 and 2000, respectively.

Stock Award Plan (SAP)

On October 27, 1998, the Company adopted a SAP which may grant up to 4%, or 299,657 shares of the common stock issued in the Company s initial public offering to eligible directors, officers, and certain key employees of the Company. All shares available under the SAP were granted on October 27, 1998. Shares vest as follows: 20% per year for five (5) years of continuous service. Deferred compensation relating to the shares granted under the SAP totaled $3,333,684, the fair value of the shares on the date of grant, and is being recognized as compensation expense as the participants vest in those shares. For the years ended December 31, 2001, 2000, and 1999, the Company recorded compensation expense of $633,602, $637,774, and $750,319, respectively.

During 1998, 299,657 shares of the Company s common stock were purchased by the SAP in the open market at a weighted average price of $12.37 per share. The aggregate purchase price of all nonvested shares acquired by the SAP is reflected as a reduction of stockholders  equity as deferred compensation and additional paid-in capital.

(12)         Stock Option Plans

On October 27, 1998, the Company adopted a stock option plan (the Stock Option Plan) pursuant to which the Company s Board of Directors may grant stock options to directors, officers, and employees of the Company and the Savings Bank. The number of common shares authorized under the Stock Option Plan is 749,143, equal to 10% of the total number of shares issued in the initial stock offering. A similar second plan, consisting of 254,256 shares, was approved by the stockholders on April 25, 2000. Stock options granted under the plans will vest at a rate of 20% per year beginning on the first anniversary date of the respective grant. Exercise prices are equal to the fair value of the common stock at the date of grant. Option terms cannot exceed ten years from the commencement date of the plans of October 27, 1998 and October 27, 2000, respectively.

(Continued)

The Company follows the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value of options granted in 2000 and 1999.  There were no options granted during 2001.

	2001	2000	1999
Dividend yield	—	4.63%	4.00%
Risk-free interest rate	—	5.28	6.19
Weighted average expected life	—	10 yrs	9 yrs
Expected volatility	—	3.75%	5.43%

The weighted average per share fair values of options granted in 2000 and 1999 totaled $0.77 and $0.78, respectively.

Under Statement 123, the Company is required to disclose pro forma net income and earnings per share as if compensation expense relative to the fair value of options granted had been included in earnings. Had the Company determined compensation cost based on the fair value at the grant date of its stock options under Statement 123, the Company s net income would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,
	2001	2000	1999
Net income:
As reported	$4,635,200	3,861,669	4,020,794
Pro forma	4,182,981	3,399,060	3,560,865

Earnings per share:
Basic:
As reported	$1.09	0.87	0.72
Pro forma	0.98	0.77	0.64
Diluted:
As reported	1.08	0.87	0.72
Pro forma	0.97	0.77	0.64

(Continued)

A summary of the status of the Company s stock option transactions under the Plans for the years ended December 31, 2001, 2000, and 1999, is presented below:

	2001		2000		1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	793,500	$11.01	749,000	$11.09	$749,000	11.125
Forfeitures	(22,000)	11.125	—	—	(33,000)	11.125
Granted	—	—	44,500	9.75	33,000	10.375
Exercised	—	—	—	—	—	—

Outstanding at end of year	771,500	11.01	793,500	11.01	749,000	11.09

Exercisable at end of year	443,300	$11.07	293,000	$11.11	$143,200	11.125

(13)         Regulatory Capital Requirements

The Savings Bank is subject to regulatory capital requirements administered by state and federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure adequacy require the Savings Bank to maintain minimum amounts and ratios as set forth below. Management believes, as of December 31, 2001, that the Savings Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001 and 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. At December 31, 2001, there are no conditions or events since the most recent notification that management believes have changed the institution's category.

(Continued)

The Savings Bank s actual capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2001:
Total capital (to risk weighted assets)	$66,271,000	14.58%	$36,354,000	8.0%	$45,443,000	10.0%

Tier I capital (to risk weighted assets)	64,015,000	14.09	18,177,000	4.0	27,266,000	6.0

Tier I capital (to average assets)	64,015,000	9.53	26,878,000	4.0	33,597,000	5.0

December 31, 2000:
Total capital (to risk weighted assets)	63,137,000	16.88	29,915,000	8.0	37,394,000	10.0

Tier I capital (to risk weighted assets)	61,256,000	16.38	14,958,000	4.0	22,436,000	6.0

Tier I capital (to average assets)	61,256,000	10.50	23,342,000	4.0	29,177,000	5.0

(14)         Concentrations of Credit Risk and Financial Instruments with Off-balance Sheet Risk

A majority of the Savings Bank s mortgage loans are secured by single-family homes in Kane County. For loans originated, the Savings Bank evaluates each customer s creditworthiness on a case-by-case basis. Management believes the Savings Bank has a diversified loan portfolio and concentration of lending activities that does not result in an acute dependency upon the economic conditions of its lending area. Purchased participation loans are secured by properties primarily in the southern Wisconsin area and to a lesser extent by properties in the Chicagoland area.

The Savings Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments primarily include commitments to extend credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. The Savings Bank evaluates each customer s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management s credit evaluation of the customer. The Savings Bank s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those financial instruments. At December 31, 2001 and 2000, the Savings Bank had the following commitments:

(Continued)

	2001	2000
First mortgage loans	$14,331,000	3,946,000
Construction loans	1,415,000	2,067,000
Unused lines of credit	27,213,000	16,943,000
Letters of credit	2,963,000	993,000

There are various matters of litigation pending against the Company that have arisen during the normal course of business. Based upon discussions with legal counsel, management believes that the liability, if any, resulting from these matters will not be material to the consolidated financial position or results of operations of the Company.

(15)         Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (Statement 107), requires the disclosure of estimated fair values of all asset, liability, and off-balance sheet financial instruments. The estimated fair value amounts under Statement No. 107 have been determined as of a specific point in time utilizing various available market information, assumptions, and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Company. Rather, the disclosures are limited to reasonable estimates of the fair value of only the Company s financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these fair values.

The estimated fair values of the Company s financial instruments are set forth in the following table.

	December 31,
	2001		2000
	Carrying amount	Fair value	Carrying amount	Fair value
	(in thousands)
Financial assets:
Cash and cash equivalents	$18,175	18,175	27,023	27,023
Investment securities	68,615	68,615	64,071	64,071
Mortgage-backed securities	13,856	13,856	9,454	9,454
Loans receivable	539,637	543,974	461,956	462,529
Accrued interest receivable	3,682	3,682	3,724	3,724
Stock in FHLB of Chicago	8,892	8,892	7,760	7,760

Financial liabilities:
Nonmaturing deposits	$245,671	245,671	166,647	166,647
Deposits with stated maturities	174,413	176,993	202,886	203,123
Borrowed money	175,200	176,315	140,200	139,642
Accrued interest payable	988	988	918	918

(Continued)

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

(Continued)

(16)           Condensed Parent Company Only Financial Information

Presented below is the condensed balance sheets as of December 31, 2001 and 2000 and statements of income and cash flows for each of the years in the three-year period ended December 31, 2001 for EFC Bancorp, Inc. These statements should be read in conjunction with the consolidated financial statements and the notes thereto.

	December 31,
	2001	2000
Balance Sheets
Assets:
Cash and cash equivalents	$1,388,622	676,435
Mortgage-backed securities available-for-sale, at fair value	894,940	1,571,318
Investment securities available-for-sale, at fair value	300,000	2,276,428
Equity investment in the Savings Bank	64,244,687	61,233,467
Accrued interest receivable	6,164	27,741
Other assets	2,544,559	2,194,605

Total assets	$69,378,972	67,979,994

Liabilities – other liabilities	750,409	694,892

Total stockholders equity	68,628,563	67,285,102

Total liabilities and stockholders equity	$69,378,972	67,979,994

(Continued)

	Years ended December 31,
	2001	2000	1999
Statements of Income
Dividend income from Savings Bank	$2,091,103	1,783,317	12,493,171
Equity in undistributed earnings of the Savings Bank	2,771,076	2,186,058	—
Dividend income in excess of earnings of the Savings Bank	—	—	(8,492,628)
Interest income	811,547	968,897	1,341,607
Noninterest expense	(1,126,808)	(1,153,245)	(1,400,395)
Income before income taxes	4,546,918	3,785,027	3,941,755
Income tax benefit	88,282	76,642	79,039
Net income	$4,635,200	3,861,669	4,020,794
Statements of Cash Flows
Operating activities:
Net income	$4,635,200	3,861,669	4,020,794
Equity in undistributed earnings of the Savings Bank	(277,1076)	(2,186,058)
Dividend income in excess of earnings of the Savings Bank	—	—	8,492,628
Amortization of premiums	11,908	13,552	37,022
ESOP plan shares allocated	597,420	934,094	858,165
Stock award plan shares allocated	664,503	576,734	750,319
Change in fair value of ESOP shares	(128,832)	(216,931)	(173,680)
Decrease/(increase) in other assets	(349,954)	383,907	(74,980)
Decrease/(increase) in accrued interest receivable	21,577	721,094	(109,981)
Increase/(decrease) in other liabilities	40,580	111,385	(387,121)
Net cash provided by operating activities	2,721,326	4,199,446	13,413,166
Investing activities:
Principal repayments on mortgage-backed
securities available-for-sale	679,201	642,200	1,256,399
Purchases of investment securities available-for-sale	—	—	(300,000)
Maturities of investment securities available-for-sale	2,000,000	—	2,000,000
Net cash provided by investing activities	2,679,201	642,200	2,956,399
Financing activities:
Cash dividends paid	(2,091,103)	(1,783,317)	(1,793,171)
Purchase of treasury stock	(2,597,237)	(3,315,593)	(23,316,599)
Net cash used in financing activities	(4,688,340)	(5,098,910)	(25,109,770)
Net increase (decrease) in cash and cash equivalents	712,187	(257,264)	(8,740,205)
Cash and cash equivalents at beginning of year	676,435	933,699	9,673,904
Cash and cash equivalents at end of year	$1,388,622	676,435	933,699

(17) Selected Quarterly Financial Data (unaudited)

A summary of consolidated operating results on a quarterly basis is as follows:

	Three months ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

	(In thousands, except per share data)
Interest income	$10,677	10,755	11,138	11,271
Interest expense	6,489	6,389	6,437	6,118

Net interest income before provision for loan losses	4,188	4,366	4,701	5,153

Provision for loan losses	90	105	135	170

Net interest income after provision for loan losses	4,098	4,261	4,566	4,983

Noninterest income	342	399	433	647
Noninterest expense	3,034	3,202	3,193	3,157

Income before income tax expense	1,406	1,458	1,806	2,473

Income tax expense	505	497	637	869

Net income	$901	961	1,169	1,604

Earnings per share:
Basic	$0.21	0.23	0.27	0.38
Diluted	0.21	0.23	0.27	0.37

(Continued)

	Three months ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

	(In thousands, except per share data)
Interest income	$9,189	9,737	10,165	10,723
Interest expense	5,108	5,578	6,131	6,584

Net interest income before provision for loan losses	4,081	4,159	4,034	4,139

Provision for loan losses	60	96	111	96

Net interest income after provision for loan losses	4,021	4,063	3,923	4,043

Noninterest income	266	359	386	319
Noninterest expense	2,818	2,837	2,828	2,905
Income before income tax expense	1,469	1,585	1,481	1,457

Income tax expense	506	586	523	515

Net income	$963	999	958	942

Earnings per share:
Basic	$0.21	0.23	0.22	0.21
Diluted	0.21	0.23	0.22	0.21

Item 9. Changes in and Disagreements with Accoutants on Accounting and Financial Disclosures.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrants’ Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002, at pages 4 through 6 and 15.

Item 11. Executive Compensation.

The information relating to director and executive compensation is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002, at pages 8 through 10.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002, at pages 3 and 4.

Item 13. Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2002, at page 15.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.		Financial Statements

Consolidated Financial Statements of the Company are listed in the index and appear in this report under “Item 8. Financial Statements and Supplementary Data.”

(a) 2.		Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)		Reports on Form 8–K filed during the last quarter of 2001

None.

(c)		Exhibits Required by Securities and Exchange Commission Regulation S–K

Exhibit Number

	3.1	Certificate of Incorporation of EFC Bancorp, Inc. (1)
	3.2	By–Laws of EFC Bancorp, Inc. (1)
	4.0	Stock Certificate of EFC Bancorp, Inc. (1)
	10.1	EFC Bancorp, Inc. 2000 Stock Option Plan (3)
	10.2	Amended and Restated EFC Bancorp, Inc. 1998 Stock Based Incentive Plan (2)
	10.3	Form of Employment Agreement between Elgin Financial Savings Bank and certain executive officers (1)
	10.4	Form of Employment Agreement between EFC Bancorp, Inc. and certain executive officers (1)
	10.5	Form of Change in Control Agreement between Elgin Financial Savings Bank and certain executive officers (1)
	10.6	Form of Change in Control Agreement between EFC Bancorp, Inc. and certain executive officers (1)
	10.8	Form of Elgin Financial Savings Bank Supplemental Executive Retirement Plan (1)
	10.9	Form of Elgin Financial Savings Bank Management Supplemental Executive Retirement Plan (1)
	11.0	Statement Re: Computation of Per Share Earnings Incorporated herein by reference to Footnote 3 on page F-9 of this document
	13.0	Selected Consolidated Financial and Other Data (filed herewith )
	21.0	Subsidiary information incorporated herein by reference to “Part 1 - Subsidiaries”
	23.0	Consent of the Company’s Independent Auditors (filed herewith)
	99.1	Proxy Statement, dated April 23, 2002, for the 2002 Annual Meeting of Stockholders (filed herewith )

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

Signatures

Pursuant of the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFC Bancorp, Inc
(Registrant)

March 19, 2002

/s/ Barrett J. O'Connor
Barrett J. O'Connor, President & Chief Executive Officer

Pursuant ot the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indiacted:

NAME	TITLE	DATE

/s/ Barrett J. O'Connor	President, Chief Executive Officer	March 19, 2002
Barrett J. O'Connor	and Director
(principal executive officer)

/s/ James J. Kovae	Executive Vice President, Chief	March 19, 2002
James J. Kovae	Financial Officer and Director
(principal accountnig and financial
officer)

/s/ Leo M. Flanagan, Jr.	Director and Chairman of the Board	March 19, 2002
Leo M. Flanagan, Jr.

/s/ Thomas I. Anderson	Director	March 19, 2002
Thomas I. Anderson

/s/ Vincent C. Norton	Director	March 19, 2002
Vincent C. Norton

/s/ Ralph W. Helm	Director	March 19, 2002
Ralph W. Helm

/s/ Peter A. Traeger	Director	March 19, 2002
Peter A. Traeger

/s/ James A. Alpeter	Director	March 19, 2002
James A. Alpeter

/s/ Larry M. Narum	Director	March 19, 2002
Larry M. Narum