Form 10-Q
period 2002-03-31
EFC BANCORP INC
filed 2002-05-14
CIK 1047947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,621,761 shares of common stock, par value $0.01 per share, were outstanding as of May 10, 2002.

EFC Bancorp, Inc.
Form 10-Q
For the Quarter Ended March 31, 2002
INDEX

PART I. FINANCIAL INFORMATION
EFC BANCORP, INC.

Item 1. Financial Statements.
EFC BANCORP, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001
Assets
Cash and cash equivalents:
On hand and in banks	$2,340,591	3,186,966
Interest bearing deposits with financial institutions	29,393,018	14,988,324
Loans receivable, net	550,958,246	537,070,664
Mortgage-backed securities available-for-sale, at fair value	12,278,114	13,855,715
Investment securities available-for-sale, at fair value	70,709,184	68,615,462
Stock in Federal Home Loan Bank of Chicago, at cost	9,020,700	8,891,900
Accrued interest receivable	3,897,389	3,682,120
Office properties and equipment, net	11,579,803	10,990,206
Other assets	13,980,521	12,162,083

Total assets	$704,157,566	673,443,440

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$447,841,413	420,084,289
Borrowed money	175,605,298	175,200,000
Advance payments by borrowers for taxes and insurance	2,046,161	1,226,614
Income taxes payable	950,522	419,125
Accrued expenses and other liabilities	7,829,113	7,884,849

Total liabilities	634,272,507	604,814,877

Minority interest	(37,105)	—

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	71,653,687	71,663,695
Treasury stock, at cost, 2,869,673 and 2,884,873 shares at March 31, 2002 and December 31, 2001, respectively	(33,416,316)	(33,584,554)
Unearned employee stock ownership plan (ESOP), 429,509 and 439,498 shares at March 31, 2002 and December 31, 2001, respectively	(6,422,262)	(6,571,619)
Unearned stock award plan, 93,813 and 107,943 shares at March 31, 2002 and December 31, 2001, respectively	(1,043,670)	(1,200,866)
Retained earnings, substantially restricted	39,041,813	38,015,742
Accumulated other comprehensive income	33,998	231,251

Total stockholders' equity	69,922,164	68,628,563

Commitments and contingencies	—	—

Total liabilities and stockholders' equity	$704,157,566	673,443,440

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)
For the three months ended March 31, 2002 and 2001

	Three months ended March 31,
	2002	2001
Interest income:
Loans secured by real estate	$8,677,995	8,064,363
Other loans	1,176,538	890,034
Mortgage-backed securities available-for-sale	185,528	225,435
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,085,619	1,496,172

Total interest income	11,125,680	10,676,004

Interest expense:
Deposits	3,363,406	4,262,073
Borrowed money	2,323,917	2,226,124

Total interest expense	5,687,323	6,488,197

Net interest income before provision for loan losses	5,438,357	4,187,807
Provision for loan losses	225,000	90,000

Net interest income after provision for loan losses	5,213,357	4,097,807

Noninterest income:
Service fees	337,935	235,540
Insurance and brokerage commissions	230,516	95,441
Information Technology sales and service income	302,401	—
Other	208,740	11,197

Total noninterest income	1,079,592	342,178

Noninterest expense:
Compensation and benefits	2,627,589	1,831,053
Office building, net	508,442	436,317
Federal insurance premiums	18,508	17,642
Advertising	149,677	129,905
Data processing	181,426	199,511
NOW/checking account expenses	122,578	62,481
Other	422,339	356,352

Total noninterest expense	4,030,559	3,033,261

Income before income taxes	2,262,390	1,406,724
Income tax expense	713,612	505,150

Income before minority interest	1,548,778	901,574
Minority interest	19,660	—

Net income	$1,568,438	901,574

Earnings per share:
Basic	$0.38	0.21
Diluted	0.36	0.21

        See accompanying notes to consolidated financial statements.

EFC BAN CORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
For the three months ended March 31, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net income	$1,568,438	901,574
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	38,350	12,482
Provision for loan losses	225,000	90,000
Stock award plan shares allocated	157,196	158,679
ESOP shares committed to be released	149,357	149,357
Change in fair value of ESOP shares	(10,008)	(43,670)
Gain on sale of foreclosed real estate	—	(91)
Minority interest in subsidiary	(37,105)	—
Depreciation of office properties and equipment	187,562	184,761
(Increase)/decrease in accrued interest receivable and other assets, net	(1,490,263)	324,788
Increase in income taxes payable, accrued expenses and other liabilities, net	1,281,716	3,202,904

Net cash provided by operating activities	2,070,243	4,980,784

Cash flows from investing activities:
Net (increase)/decrease in loans receivable	3,757,071	(5,709,759)
Purchases of loans receivable	(17,869,653)	(7,098,054)
Purchases of mortgage-backed securities available-for-sale	—	(6,239,672)
Principal payments on mortgage-backed securities available-for-sale	1,488,373	739,613
Maturities of investment securities available-for-sale	6,903,565	17,128,314
Purchases of investment securities available-for-sale	(9,269,775)	(7,312,339)
Purchases of office properties and equipment	(777,159)	(227,913)
Purchases of stock in the Federal Home Loan Bank of Chicago	(128,800)	(500,000)
Cash investment in majority-owned subsidiary	(420,000)	—
Proceeds from the sale of foreclosed real estate	—	539,883

Net cash used in investing activities	(16,316,378)	(8,679,927)

Cash flows from financing activities:
Cash dividends paid	(526,206)	(517,783)
Purchase of treasury stock	(4,200)	(859,638)
Stock options exercised	172,438	—
Net increase in deposits	27,757,124	4,768,013
Proceeds from borrowed money	405,298	25,000,000
Repayments on borrowed money	—	(15,000,000)

Net cash provided by financing activities	27,804,454	13,390,592

Net increase in cash and cash equivalents	13,558,319	9,691,449
Cash and cash equivalents at beginning of period	18,175,290	27,022,671

Cash and cash equivalents at end of period	$31,733,609	36,714,120

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
Notes to Consolidated Financial Statements

Note 1:    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of EFC Bancorp, Inc. (the Company), its majority-owned subsidiary, Computer Services Dynamics Inc. ("CSDI"), its wholly-owned subsidiary, Elgin Financial Savings Bank (the Bank) and its wholly-owned subsidiary, Fox Valley Service Corporation of Elgin. A controlling interest in CSDI was purchased for $420,000 in January 2002. The accompanying income statement includes the operating results of CSDI for the three months ended March 31, 2002. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

        In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. All significant intercompany transactions have been eliminated in consolidation. These interim financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and therefore certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the Company's 2001 Annual Report on Form 10-K. Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank. Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank.

Note 2:    COMPREHENSIVE INCOME

        The Company's comprehensive income for the three month periods ended March 31, 2002 and 2001 are as follows:

	Three months ended March 31,
	2002	2001
Net income	$1,568,438	901,574
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of tax effect	(197,253)	591,341

Comprehensive income	$1,371,185	1,492,915

        There were no sales of investment securities as of and for the three months ended March 31, 2002 and 2001.

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

        Presented below are the calculations for the basic and diluted earnings per share:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Basic:
Net income	$1,568,438	901,574
Weighted average shares outstanding	4,180,489	4,327,269

Basic earnings per share	$0.38	0.21

Diluted:
Net income	$1,568,438	901,574
Weighted average shares outstanding	4,180,489	4,327,269
Effect of dilutive stock options outstanding	159,270	4,148

Diluted weighted average shares outstanding	4,339,759	4,331,417

Diluted earnings per share	$0.36	0.21

PART I: FINANCIAL INFORMATION
EFC BANCORP, INC.
March 31, 2002

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following analysis discusses changes in the financial condition at March 31, 2002 and results of operations for the three months ended March 31, 2002, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC, including its 2001 Annual Report on Form 10-K.

        The Company does not undertake—and specifically disclaims any obligation—to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

        Total assets at March 31, 2002 were $704.2 million, which represented an increase of $30.8 million, or 4.6%, compared to $673.4 million at December 31, 2001. The increase in total assets was primarily as a result of an increase in loans receivable of $13.9 million, or 2.6%, to $551.0 million at March 31, 2002 from $537.1 million at December 31, 2001. Of the $13.9 million increase, $4.7 million represents net loans purchased. The remaining increase in loans receivable was primarily attributable to strong loan demand during the period. In addition, cash and cash equivalents increased $13.5 million, or 74.6%, to $31.7 million at March 31, 2002 from $18.2 million at December 31, 2001. These increases were partially offset by a decrease in mortgage-backed securities of $1.6 million, or 11.4%, to $12.3 million at March 31, 2002 from $13.9 million at December 31, 2001. The growth in total assets was funded by increases in deposits. Deposits increased $27.7 million to $447.8 million at March 31, 2002 from $420.1 million at December 31, 2001. Stockholders' equity increased by $1.3 million to $69.9 million at March 31, 2002 from $68.6 million at December 31, 2001. The increase in stockholders'

equity was primarily the result of the Company's increase in net income during the period, the effect of which was partially offset by a decrease in the Company's accumulated other comprehensive income relating to its available-for-sale investment portfolio and dividends paid.

Comparison of Operating Results For the Three Months Ended March 31, 2002 and 2001

        General.    The Company's net income increased $667,000, or 74.0%, to $1.6 million for the three months ended March 31, 2002, from $902,000 for the three months ended March 31, 2001.

        Interest Income.    Interest income increased $450,000, or 4.2%, to $11.1 million for the three months ended March 31, 2002, compared with $10.7 million for the same period in 2001. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $81.3 million, or 14.0%, to $661.8 million for the three months ended March 31, 2002 from $580.5 million for the comparable period in 2001, offset by a decrease in the average yield on interest-earning assets by 58 basis points to 6.79% for the three months ended March 31, 2002 from 7.37% for the three months ended March 31, 2001.

        Mortgage loan interest income increased by $614,000 for the three months ended March 31, 2002 compared with the same period in 2001. The average balance of mortgage loans increased $52.0 million, while the loan yield decreased by 32 basis points from 7.60% to 7.28%. Interest income from investment securities, mortgage-backed securities and short-term deposits decreased by $324,000 for the three months ended March 31, 2002, compared with the same period in 2001. This decrease resulted from a combination of a decrease in average balance of $580,000 and a 120 basis point decrease in yield from 6.02% for the three months ended March 31, 2001 to 4.82% for the three months ended March 31, 2002. The decrease in yield is largely attributed to the effect of the lower interest rate environment reducing yields on short-term deposits.

        Interest Expense.    Interest expense decreased by $801,000, or 12.3%, to $5.7 million for the three months ended March 31, 2002 from $6.5 million for the three months ended March 31, 2001. This decrease resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $83.3 million, or 16.5%, to $588.6 million at March 31, 2002 from $505.3 million at March 31, 2001. This change reflects a $66.6 million increase in the deposit accounts, which represents a $61.2 million increase in money market accounts and a $26.6 million increase in passbook savings accounts, partially offset by a decrease of $21.6 million in certificates of deposits. The remaining $16.7 million increase is attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 127 basis points to 3.87% for the three months ended March 31, 2002 from 5.14% for the three months ended March 31, 2001.

        Net Interest Income Before Provision for Loan Losses.    Net interest income before provision for loan losses increased $1.2 million, or 30.0%, to $5.4 million for the three months ended March 31, 2002 from $4.2 million for the comparable period in 2001. The net interest margin as a percent of interest-earning assets increased by 47 basis points to 3.36% for the three months ended March 31, 2002 from 2.89% for the comparable period in 2001.

        Provision for Loan Losses.    The provision for loan losses increased by $135,000, to $225,000 for the three months ended March 31, 2002 from $90,000 in 2001. At March 31, 2002, December 31, 2001 and March 31, 2001, non-performing loans totaled $3.5 million, $2.6 million and $5.0 million, respectively. At March 31, 2002, the ratio of the allowance for loan losses to non-performing loans was 69.9% compared to 87.4% at December 31, 2001 and 39.8% at March 31, 2001. The ratio of the allowance to total loans was 0.45%, 0.42% and 0.42%, at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. There were no charge-offs for the three months ended March 31, 2002 and 2001. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

        Noninterest Income.    Noninterest income totaled $1.1 million and $342,000 for the three months ended March 31, 2002 and 2001, respectively. The increase in noninterest income is primarily attributable to increases in service fees of $102,000, insurance and brokerage commission income of $135,000, information/technology sales and service income of $302,000 related to the Company's majority-owned subsidiary Computer Services Dynamics, Inc. ("CSDI") and an increase of $166,000 in the cash value of the Company's Bank Owned Life Insurance. The increase in insurance and brokerage commissions is the result of a greater emphasis placed on this area including a new employee, who was added during the first quarter of 2002.

        Noninterest Expense.    Noninterest expense increased $997,000, to $4.0 million for the three months ended March 31, 2002 from $3.0 million for the comparable period in 2001. Compensation and benefits increased by $797,000. This increase was primarily due to a combination of annual salary increases, the addition of staff and the related compensation and benefits of CSDI. The additional staff expenses are primarily attributed to the opening of the Bank's new Carpentersville, Illinois branch. All other operating expenses, including advertising, audit, data processing, marketing, postage, communications, and other expense increased by a combined $201,000, or 16.7%, to $1.4 million for the three months ended March 31, 2002 from $1.2 million for the three months ended March 31, 2001. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

        Income Tax Expense.    Income tax expense totaled $714,000 and $505,000 for the three months ended March 31, 2002 and 2001, respectively. The increase was primarily due to an $856,000 increase in earnings before income taxes to $2.3 million for the three months ended March 31, 2002 from $1.4 million for the prior year period. The effective tax rate was 31.5% and 35.9% for the three months ended March 31, 2002 and 2001, respectively. The decrease in the effective tax rate for the three months ended March 31, 2002 is primarily due to the increase in municipal interest income and income from bank owned life insurance, which are tax exempt.

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

        In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market. The Company is in the process of its sixth stock repurchase program, which was previously announced in September 2001. Under this program the Company is authorized to repurchase up to 231,808, or 5.0% of its outstanding common stock. As of March 31, 2002, the Company repurchased 2,869,673 shares of the Company's common stock at an average price per share of $11.64.

        The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2002, cash and interest-bearing demand accounts totaled $31.7 million, or 4.5% of total assets.

        See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the three months ended March 31, 2002 and 2001.

        At March 31, 2002, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at March 31, 2002:

Total Capital to Total Assets	9.32%
Total Capital to Risk-Weighted Assets	13.91%
Tier I Leverage Ratio	9.41%
Tier I to Risk-Weighted Assets	13.90%

At March 31, 2002, the Company had a Total Capital to Total Assets ratio of 9.92%.

        On March 8, 2002, the Company announced its first quarter dividend of $0.13 per share. The dividend was paid on April 9, 2002 to stockholders of record on March 29, 2002.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 was effective January 1, 2002 for calendar year companies. The adoption of SFAS No. 141 and No. 142 did not have a material impact on the Company's results of operations or financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of March 31, 2002.

				NPV as % of Portfolio Value of Assets
	Net Portfolio Value
Change in Interest Rates in Basis Points (Rate Shock)
	Amount	$ Change	% Change	NPV Ratio	% Change
	(In thousands)
+300	$45,429	$(41,048)	(47.47)%	6.71%	(43.94)%
+200	59,205	(27,272)	(31.54)	8.55	(28.57)
+100	72,929	(13,548)	(15.67)	10.31	(13.87)
Static	86,477	—	—	11.97	—
-100	98,732	12,255	14.17	13.41	12.03
-200	104,378	17,901	20.70	14.04	17.29
-300	110,312	23,835	27.56	14.69	22.72

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

Item 2.    Changes in Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The annual meeting of the stockholders was held April 23, 2002. The following proposals were voted on by the stockholders.

PROPOSAL		FOR	WITHHELD	ABSTAIN	BROKER NON-VOTES
1)	Election of Directors—nominees for three year term
	Leo M. Flanagan, Jr.	4,248,320	48,859	N/A	N/A
	Peter A. Traeger	4,246,188	50,991	N/A	N/A
	James A. Alpeter	4,023,577	273,602	N/A	N/A
2)	Approval of appointment of KPMG LLP as the Company's Independent Auditors for the Year ended December 31, 2002	4,244,349	21,863	30,967	N/A

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

EFC BANCORP, INC.
Dated: May 14, 2002	By:	/s/ BARRETT J. O'CONNOR Barrett J. O'Connor President and Chief Executive Officer (Principal executive officer)
Dated: May 14, 2002	By:	/s/ JAMES J. KOVAC James J. Kovac Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

QuickLinks

PART I. FINANCIAL INFORMATION EFC BANCORP, INC.
  Item 1. Financial Statements.
EFC BANCORP, INC. Notes to Consolidated Financial Statements
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