Form 10-Q
period 2002-06-30
EFC BANCORP INC
filed 2002-08-14
CIK 1047947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Yes ☒        No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,644,643 shares of common stock, par value $0.01 per share, were outstanding as of August 8, 2002.

EFC Bancorp, Inc.

Form 10-Q

For the Quarter Ended June 30, 2002

INDEX

PART I. FINANCIAL INFORMATION
EFC BANCORP, INC.

Item 1. Financial Statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001
Assets
Cash and cash equivalents:
On hand and in banks	$3,057,437	3,186,966
Interest bearing deposits with financial institutions	29,349,048	14,988,324
Loans receivable, net	572,212,121	537,070,664
Mortgage-backed securities available-for-sale, at fair value	11,095,729	13,855,715
Investment securities available-for-sale, at fair value	73,040,370	68,615,462
Stock in Federal Home Loan Bank of Chicago, at cost	9,131,900	8,891,900
Accrued interest receivable	3,860,268	3,682,120
Office properties and equipment, net	12,359,515	10,990,206
Other assets	17,432,962	12,162,083

Total assets	$731,539,350	673,443,440

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$476,680,551	420,084,289
Borrowed money	171,787,924	175,200,000
Advance payments by borrowers for taxes and insurance	1,298,518	1,226,614
Income taxes payable	196,834	419,125
Accrued expenses and other liabilities	9,410,692	7,884,849

Total liabilities	659,374,519	604,814,877

Minority interest	(19,953)	—

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	71,666,253	71,663,695
Treasury stock, at cost, 2,853,791 and 2,884,873 shares at June 30, 2002 and December 31, 2001, respectively	(33,265,474)	(33,584,554)
Unearned employee stock ownership plan (ESOP), 419,521 and 439,498 shares at June 30, 2002 and December 31, 2001, respectively	(6,272,905)	(6,571,619)
Unearned stock award plan, 79,683 and 107,943 shares at June 30, 2002 and December 31, 2001, respectively	(886,474)	(1,200,866)
Retained earnings, substantially restricted	40,081,533	38,015,742
Accumulated other comprehensive income	786,937	231,251

Total stockholders' equity	72,184,784	68,628,563

Commitments and contingencies	—	—

Total liabilities and stockholders' equity	$731,539,350	673,443,440

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three and six months ended June 30, 2002 and 2001

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Interest income:
Loans secured by real estate	$8,533,528	8,216,205	17,211,523	16,280,568
Other loans	1,236,386	1,079,057	2,412,923	1,969,091
Mortgage-backed securities available-for-sale	167,499	235,782	353,027	461,217
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,204,160	1,223,706	2,289,780	2,719,878

Total interest income	11,141,573	10,754,750	22,267,253	21,430,754

Interest expense:
Deposits	3,420,884	4,244,093	6,784,290	8,506,167
Borrowed money	2,299,382	2,145,121	4,623,299	4,371,245

Total interest expense	5,720,266	6,389,214	11,407,589	12,877,412

Net interest income before provision for loan losses	5,421,307	4,365,536	10,859,664	8,553,342
Provision for loan losses	225,000	105,000	450,000	195,000

Net interest income after provision for loan losses	5,196,307	4,260,536	10,409,664	8,358,342

Noninterest income:
Service fees	430,858	285,504	768,792	521,045
Insurance and brokerage commissions	79,825	88,149	310,340	183,590
Information Technology sales and service income, net	438,478	—	740,880	—
Gain on sale of real estate owned	—	7,922	—	7,922
Other	199,259	17,246	407,998	28,445

Total noninterest income	1,148,420	398,821	2,228,010	741,002

Noninterest expense:
Compensation and benefits	2,492,944	1,891,840	5,120,533	3,722,893
Office building, net	542,252	439,693	1,050,693	876,010
Federal insurance premiums	18,450	22,315	36,958	39,957
Advertising	118,895	185,763	268,572	315,668
Data processing	269,907	210,370	451,332	409,882
NOW/checking account expenses	124,836	77,610	247,415	140,091
Other	433,333	374,252	855,672	730,605

Total noninterest expense	4,000,617	3,201,843	8,031,175	6,235,106

Income before income taxes	2,344,110	1,457,514	4,606,499	2,864,238
Income tax expense	732,308	496,480	1,445,920	1,001,630

Income before minority interest	1,611,802	961,034	3,160,579	1,862,608
Minority interest	(17,152)	—	2,509	—

Net income	$1,594,650	961,034	3,163,088	1,862,608

Earnings per share:
Basic	$0.38	0.23	0.75	0.43
Diluted	0.36	0.23	0.72	0.43

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the six months ended June 30, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net income	$3,163,088	1,862,608
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	(57,574)	62,511
Provision for loan losses	450,000	195,000
Stock award plan shares allocated	314,392	317,358
ESOP shares committed to be released	298,714	298,714
Change in fair value of ESOP shares	2,558	(82,246)
Gain on sale of foreclosed real estate	—	(8,014)
Minority interest in subsidiary	(19,953)	—
Depreciation of office properties and equipment	377,544	377,624
Increase in accrued interest receivable and other assets, net	(5,384,547)	(229,565)
Increase in income taxes payable, accrued expenses and other liabilities, net	1,348,305	3,620,069

Net cash provided by operating activities	492,527	6,414,059

Cash flows from investing activities:
Net increase in loans receivable	(1,630,329)	(15,875,901)
Purchases of loans receivable	(33,961,128)	(23,707,057)
Purchases of mortgage-backed securities available-for-sale	—	(6,241,618)
Principal payments on mortgage-backed securities available-for-sale	2,682,224	2,549,072
Maturities of investment securities available-for-sale	12,421,819	18,131,584
Purchases of investment securities available-for-sale	(15,800,431)	(14,826,311)
Purchases of office properties and equipment	(1,746,853)	(361,670)
Purchases of stock in the Federal Home Loan Bank of Chicago	(240,000)	(641,500)
Cash investment in majority-owned subsidiary	(420,000)	—
Proceeds from the sale of foreclosed real estate	—	4,104,916

Net cash used in investing activities	(38,694,698)	(36,868,485)

Cash flows from financing activities:
Cash dividends paid	(1,069,900)	(1,041,412)
Purchase of treasury stock	(4,200)	(1,244,733)
Stock options exercised	323,280	—
Net increase in deposits	56,596,262	11,772,919
Proceeds from borrowed money	405,298	30,000,000
Repayments on borrowed money	(3,817,374)	(15,000,000)

Net cash provided by financing activities	52,433,366	24,486,774

Net increase/(decrease) in cash and cash equivalents	14,231,195	(5,967,652)
Cash and cash equivalents at beginning of period	18,175,290	27,022,671

Cash and cash equivalents at end of period	$32,406,485	21,055,019

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1: BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of EFC Bancorp, Inc. (the Company), its majority-owned subsidiary, Computer Dynamics Group Inc. (CDGI), its wholly-owned subsidiary, Elgin Financial Savings Bank (the Bank) and its wholly-owned subsidiary, Fox Valley Service Corporation of Elgin. A controlling interest in CDGI was purchased for $420,000 in January 2002. The accompanying financial statements include the operating results of CDGI for the three and six months ended June 30, 2002 since the date of acquisition. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

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

Note 2: COMPREHENSIVE INCOME

        The Company's comprehensive income for the three and six month periods ended June 30, 2002 and 2001 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$1,594,650	961,034	$3,163,088	1,862,608
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of tax effect	752,939	(78,700)	555,686	512,641

Comprehensive income	$2,347,589	882,334	$3,718,774	2,375,249

        There were no sales of investment securities as of and for the three and six months ended June 30, 2002 and 2001.

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

        Presented below are the calculations for the basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Basic:
Net income	$1,594,650	961,034	3,163,088	1,862,608
Weighted average shares outstanding	4,207,308	4,261,903	4,193,973	4,294,406

Basic earnings per share	$0.38	0.23	0.75	0.43

Diluted:
Net income	$1,594,650	961,034	3,163,088	1,862,608
Weighted average shares outstanding	4,207,308	4,261,903	4,193,973	4,294,406
Effect of dilutive stock options outstanding	236,119	7,522	202,536	5,709

Diluted weighted average shares outstanding	4,443,427	4,269,425	4,396,509	4,300,115

Diluted earnings per share	$0.36	0.23	0.72	0.43

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following analysis discusses changes in the financial condition at June 30, 2002 and results of operations for the three and six months ended June 30, 2002, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

        Total assets at June 30, 2002 were $731.5 million, which represented an increase of $58.1 million, or 8.6%, compared to $673.4 million at December 31, 2001. The increase in total assets was primarily as a result of an increase in loans receivable of $35.1 million, or 6.5%, to $572.2 million at June 30, 2002 from $537.1 million at December 31, 2001. Of the $35.1 million increase, $12.9 million represents net loans purchased. The remaining increase in loans receivable was primarily attributable to strong loan demand during the period. In addition, cash and cash equivalents increased $14.2 million, or 78.3%, to $32.4 million at June 30, 2002 from $18.2 million at December 31, 2001. These increases were partially offset by a decrease in mortgage-backed securities of $2.8 million, or 19.9%, to $11.1 million at June 30, 2002 from $13.9 million at December 31, 2001. The growth in total assets was funded by increases in deposits. Deposits increased $56.6 million to $476.7 million at June 30, 2002 from $420.1 million at December 31, 2001. Stockholders' equity increased by $3.6 million to $72.2 million at June 30, 2002 from $68.6 million at December 31, 2001. The increase in stockholders' equity was primarily the result of the Company's increase in net income during the period, and a $556,000 increase in the Company's accumulated other comprehensive income relating to its available-for-sale investment portfolio, the effect of which was partially offset by dividends paid.

Comparison of Operating Results For the Three Months Ended June 30, 2002 and 2001

        General.    The Company's net income increased $634,000, or 65.9%, to $1.6 million for the three months ended June 30, 2002, from $961,000 for the three months ended June 30, 2001.

        Interest Income.    Interest income increased $387,000, or 3.6%, to $11.1 million for the three months ended June 30, 2002, compared with $10.8 million for the same period in 2001. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $89.3 million, or 15.1%, to $680.8 million for the three months ended June 30, 2002 from $591.5 million for the comparable period in 2001, offset by a decrease in the average yield on interest-earning assets by 68 basis points to 6.61% for the three months ended June 30, 2002 from 7.29% for the three months ended June 30, 2001.

        Mortgage loan interest income increased by $317,000 for the three months ended June 30, 2002 compared with the same period in 2001. The average balance of mortgage loans increased $50.5 million, while the loan yield decreased by 52 basis points from 7.54% to 7.02%. Interest income from investment securities, mortgage-backed securities and short-term deposits decreased by $88,000 for the three months ended June 30, 2002, compared with the same period in 2001. This decrease resulted from a combination of an increase in average balance of $14.0 million, offset by a 66 basis point decrease in yield from 5.74% for the three months ended June 30, 2001 to 5.08% for the three months ended June 30, 2002. The decrease in yield is largely attributed to the effect of the lower interest rate environment reducing yields on short-term deposits.

        Interest Expense.    Interest expense decreased by $669,000, or 10.5%, to $5.7 million for the three months ended June 30, 2002 from $6.4 million for the three months ended June 30, 2001. This decrease resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $96.4 million, or 19.0%, to $604.8 million for the three months ended June 30, 2002 from $508.4 million for the three months ended June 30, 2001. This change reflects a $79.9 million increase in the deposit accounts, which is primarily attributable to a $48.3 million increase in money market accounts and a $33.2 million increase in passbook savings accounts, partially offset by a decrease of $6.5 million in certificates of deposits. The remaining $16.5 million increase is attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 125 basis points to 3.78% for the three months ended June 30, 2002 from 5.03% for the three months ended June 30, 2001.

        Net Interest Income Before Provision for Loan Losses.    Net interest income before provision for loan losses increased $1.0 million, or 24.2%, to $5.4 million for the three months ended June 30, 2002 from $4.4 million for the comparable period in 2001. The net interest margin as a percent of interest-earning assets increased by 28 basis points to 3.25% for the three months ended June 30, 2002 from 2.97% for the comparable period in 2001.

        Provision for Loan Losses.    The provision for loan losses increased by $120,000, to $225,000 for the three months ended June 30, 2002 from $105,000 in 2001. This increase is primarily due to the growth in the loan portfolio. At June 30, 2002, December 31, 2001 and June 30, 2001, non-performing loans totaled $3.5 million, $2.6 million and $3.1 million, respectively. At June 30, 2002, the ratio of the allowance for loan losses to non-performing loans was 77.1% compared to 87.4% at December 31, 2001 and 63.9% at June 30, 2001. The ratio of the allowance to total loans was 0.47%, 0.42% and 0.40%, at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. Charge-offs totaled $2,000 and $85,000 for the three months ended June 30, 2002 and 2001, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

        Noninterest Income.    Noninterest income totaled $1.1 million and $399,000 for the three months ended June 30, 2002 and 2001, respectively. The increase in noninterest income is primarily attributable to increases in service fees of $145,000, information/technology sales and service income of $438,000 related to the Company's majority-owned subsidiary CDGI and an increase of $170,000 in the cash surrender value of the Company's bank owned life insurance.

        Noninterest Expense.    Noninterest expense increased $799,000, to $4.0 million for the three months ended June 30, 2002 from $3.2 million for the comparable period in 2001. Compensation and benefits increased by $601,000. This increase was primarily due to a combination of annual salary increases, the addition of staff and the related compensation and benefits expenses of CDGI. The additional staff expenses are primarily attributed to the opening of the Bank's new Carpentersville, Illinois branch. All other operating expenses, including advertising, audit, data processing, marketing, postage, communications, and other expense increased by a combined $198,000, or 15.1%, to $1.5 million for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2001. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

        Income Tax Expense.    Income tax expense totaled $732,000 and $496,000 for the three months ended June 30, 2002 and 2001, respectively. The increase was primarily due to an $887,000 increase in earnings before income taxes to $2.3 million for the three months ended June 30, 2002 from $1.5 million for the prior year period. The effective tax rate was 31.2% and 34.1% for the three months ended June 30, 2002 and 2001, respectively. The decrease in the effective tax rate for the three months ended June 30, 2002 is primarily due to the increase in tax exempt income including municipal interest income and an increase in income from bank owned life insurance.

Comparison of Operating Results For the Six Months Ended June 30, 2002 and 2001

        General.    The Company's net income increased $1.3 million, or 69.8%, to $3.2 million for the six months ended June 30, 2002, from $1.9 million for the six months ended June 30, 2001.

        Interest Income.    Interest income increased $836,000, or 3.9%, to $22.3 million for the six months ended June 30, 2002, compared with $21.4 million for the same period in 2001. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $85.3 million, or 14.6%, to $671.3 million for the six months ended June 30, 2002 from $586.0 million for the comparable period in 2001, offset by a decrease in the average yield on interest-earning assets by 63 basis points to 6.70% for the six months ended June 30, 2002 from 7.33% for the six months ended June 30, 2001.

        Mortgage loan interest income increased by $931,000 for the six months ended June 30, 2002 compared with the same period in 2001. The average balance of mortgage loans increased $51.3 million, while the loan yield decreased by 42 basis points from 7.57% to 7.15%. Interest income from investment securities, mortgage-backed securities and short-term deposits decreased by $538,000 for the six months ended June 30, 2002, compared with the same period in 2001. This decrease resulted from a combination of an increase in average balance of $7.1 million, offset by a 96 basis point decrease in yield from 5.92% for the six months ended June 30, 2001 to 4.96% for the six months ended June 30, 2002. The decrease in yield is largely attributed to the effect of the lower interest rate environment reducing yields on short-term deposits.

        Interest Expense.    Interest expense decreased by $1.5 million, or 11.4%, to $11.4 million for the six months ended June 30, 2002 from $12.9 million for the six months ended June 30, 2001. This decrease resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $89.8 million, or 17.7%, to $596.7 million for the six months ended June 30,

2002 from $506.9 million for the six months ended June 30, 2001. This change reflects a $73.2 million increase in the deposit accounts, which is primarily attributable to a $54.8 million increase in money market accounts and a $29.9 million increase in passbook savings accounts, partially offset by a decrease of $14.0 million in certificates of deposits. The remaining $16.6 million increase is attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 126 basis points to 3.82% for the six months ended June 30, 2002 from 5.08% for the six months ended June 30, 2001.

        Net Interest Income Before Provision for Loan Losses.    Net interest income before provision for loan losses increased $2.3 million, or 27.0%, to $10.9 million for the six months ended June 30, 2002 from $8.6 million for the comparable period in 2001. The net interest margin as a percent of interest-earning assets increased by 37 basis points to 3.30% for the six months ended June 30, 2002 from 2.93% for the comparable period in 2001.

        Provision for Loan Losses.    The provision for loan losses increased by $255,000, to $450,000 for the six months ended June 30, 2002 from $195,000 in 2001. This increase is primarily due to the growth in the loan portfolio. At June 30, 2002, December 31, 2001 and June 30, 2001, non-performing loans totaled $3.5 million, $2.6 million and $3.1 million, respectively. At June 30, 2002, the ratio of the allowance for loan losses to non-performing loans was 77.1% compared to 87.4% at December 31, 2001 and 63.9% at June 30, 2001. The ratio of the allowance to total loans was 0.47%, 0.42% and 0.40%, at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. Charge-offs totaled $2,000 and $85,000 for the six months ended June 30, 2002 and 2001, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

        Noninterest Income.    Noninterest income totaled $2.2 million and $741,000 for the six months ended June 30, 2002 and 2001, respectively. The increase in noninterest income is primarily attributable to increases in service fees of $248,000, insurance and brokerage commissions of $127,000, information/technology sales and service income of $741,000 related to the Company's majority-owned subsidiary CDGI and an increase of $337,000 in the cash surrender value of the Company's bank owned life insurance. The increase in insurance and brokerage commissions is the result of a greater emphasis placed on this area.

        Noninterest Expense.    Noninterest expense increased $1.8 million, to $8.0 million for the six months ended June 30, 2002 from $6.2 million for the comparable period in 2001. Compensation and benefits increased by $1.4 million. This increase was primarily due to a combination of annual salary increases, the addition of staff and the related compensation and benefits expenses of CDGI. The additional staff expenses are primarily attributed to the opening of the Bank's new Carpentersville, Illinois branch. All other operating expenses, including advertising, audit, data processing, marketing, postage, communications, and other expense increased by a combined $398,000, or 15.9%, to $2.9 million for the six months ended June 30, 2002 from $2.5 million for the six months ended June 30, 2001. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

        Income Tax Expense.    Income tax expense totaled $1.4 million and $1.0 million for the six months ended June 30, 2002 and 2001, respectively. The increase was primarily due to a $1.7 million increase in earnings before income taxes to $4.6 million for the six months ended June 30, 2002 from $2.9 million for the prior year period. The effective tax rate was 31.4% and 35.0% for the six months ended June 30, 2002 and 2001, respectively. The decrease in the effective tax rate for the six months ended June 30, 2002 is primarily due to the increase in tax exempt income including municipal interest income and increase in income from bank owned life insurance.

Liquidity and Capital Resources

        The Company's primary source of funding for dividends and periodic stock repurchases has been dividends from the Bank. The Bank's ability to pay dividends and other capital distributions to the Company is generally limited by OTS regulations.

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

        In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market. The Company is in the process of its sixth stock repurchase program, which was previously announced in September 2001. Under this program the Company is authorized to repurchase up to 231,808, or 5.0% of its outstanding common stock. Under this current program, 29,900 shares of the Company's common stock have been repurchased at an average price per share of $12.51. As of June 30, 2002, the Company repurchased a total of 2,853,791 shares of the Company's common stock at an average price per share of $11.64.

        The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2002, cash and interest-bearing demand accounts totaled $32.4 million, or 4.4% of total assets.

        See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the six months ended June 30, 2002 and 2001.

        At June 30, 2002, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at June 30, 2002:

Total Capital to Total Assets	9.22%
Total Capital to Risk-Weighted Assets	13.75%
Tier I Leverage Ratio	9.26%
Tier I to Risk-Weighted Assets	13.59%

At June 30, 2002, the Company had a Total Capital to Total Assets ratio of 9.87%.

        On June 12, 2002, the Company announced its second quarter dividend of $0.1325 per share. The dividend was paid on July 9, 2002 to stockholders of record on June 28, 2002.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations"(SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 was effective January 1, 2002 for calendar year companies. The adoption of SFAS No. 141 and No. 142 did not have a material impact on the Company's results of operations or financial condition.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

Average Balance Sheet

        The following tables set forth certain information relating to the Bank for the three and six months ended June 30, 2002 and 2001, respectively. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average monthly balances. The yields and costs include fees, which are considered adjustments to yields. Tax exempt income has been calculated on a tax equivalent basis.

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(in thousands)
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$34,243	176	2.06%	29,918	301	4.02%
Investment securities	71,311	1,143	6.41%	59,381	941	6.34%
Mortgage-backed securities	11,556	167	5.80%	13,800	236	6.83%
Mortgage loans, net	486,124	8,534	7.02%	435,640	8,216	7.54%
Other loans, net	77,556	1,236	6.38%	52,755	1,085	8.23%

Total interest earning assets	680,790	11,256	6.61%	591,494	10,779	7.29%

Noninterest earning assets	38,902			20,202

Total assets	$719,692			611,696

Liabilities and stockholders' equity
Interest-bearing liabilities
Deposits:
Money market accounts	$115,058	851	2.96%	66,724	760	4.55%
Passbook savings accounts	103,800	630	2.43%	70,588	575	3.26%
NOW Accounts	32,582	85	1.05%	27,770	85	1.22%
Certificates of deposit	181,667	1,855	4.08%	188,152	2,825	6.00%

Total deposits	433,107	3,421	3.16%	353,234	4,245	4.81%
FHLB Advances	171,700	2,299	5.36%	155,200	2,145	5.53%

Total interest-bearing liabilities	604,807	5,720	3.78%	508,434	6,390	5.03%

Noninterest-bearing liabilities	43,697			35,541

Total liabilities	648,504			543,975
Total stockholders' equity	71,188			67,721

Total liabilities and stockholders' equity	$719,692			611,696

Net interest income before provision for loan losses		5,536			4,389

Interest rate spread			2.83%			2.26%

Net interest margin as a percent of interest earning assets			3.25%			2.97%

Ratio of interest-earning assets to interest-bearing liabilities			112.56%			116.34%

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(in thousands)
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$33,255	334	2.01%	35,554	793	4.46%
Investment securities	70,165	2,178	6.21%	59,649	1,956	6.56%
Mortgage-backed securities	12,179	353	5.80%	13,300	461	6.94%
Mortgage loans, net	481,438	17,212	7.15%	430,172	16,281	7.57%
Other loans, net	74,247	2,413	6.50%	47,336	1,977	8.35%

Total interest earning assets	671,284	22,490	6.70%	586,011	21,468	7.33%

Noninterest earning assets	36,518			20,026

Total assets	$707,802			606,037

Liabilities and stockholders' equity
Interest-bearing liabilities
Deposits:
Money market accounts	$112,693	1,642	2.91%	57,939	1,309	4.52%
Passbook savings accounts	99,780	1,200	2.40%	69,868	1,172	3.35%
NOW Accounts	31,360	157	1.00%	28,758	169	1.18%
Certificates of deposit	178,568	3,786	4.24%	192,607	5,856	6.08%

Total deposits	422,401	6,785	3.21%	349,172	8,506	4.87%
FHLB Advances	174,283	4,623	5.31%	157,700	4,371	5.54%

Total interest-bearing liabilities	596,684	11,408	3.82%	506,872	12,877	5.08%

Noninterest-bearing liabilities	40,683			31,595

Total liabilities	637,367			538,467
Total stockholders' equity	70,435			67,570

Total liabilities and stockholders' equity	$707,802			606,037

Net interest income before provision for loan losses		11,082			8,591

Interest rate spread			2.88%			2.25%

Net interest margin as a percent of interest earning assets			3.30%			2.93%

Ratio of interest-earning assets to interest-bearing liabilities			112.50%			115.61%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of June 30, 2002.

				NPV as % of Portfolio Value of Assets
	Net Portfolio Value
Change in Interest Rates in Basis Points (Rate Shock)
	Amount	$ Change	% Change	NPV Ratio	% Change
	(In thousands)
+300	$44,813	$(46,347)	(50.84)%	6.38%	(47.23)%
+200	61,164	(29,996)	(32.90)	8.49	(29.78)
+100	78,535	(12,625)	(13.85)	10.62	(12.16)
Static	91,160	—	—	12.09	—
-100	104,316	13,156	14.43	13.57	12.24
-200	110,097	18,937	20.77	14.19	17.37
-300	115,881	24,721	27.12	14.80	22.42

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

  99.1
  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2
  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

EFC BANCORP, INC.
Dated:	August 14, 2002	By:	/s/ Barrett J. O'Connor

Barrett J. O'Connor President and Chief Executive Officer (Principal executive officer)
Dated:	August 14, 2002	By:	/s/ James J. Kovac

James J. Kovac Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

QuickLinks

EFC Bancorp, Inc. Form 10-Q For the Quarter Ended June 30, 2002 INDEX
PART I. FINANCIAL INFORMATION EFC BANCORP, INC.
  Item 1. Financial Statements.
EFC BANCORP, INC. AND SUBSIDIARIES Consolidated Balance Sheets (unaudited) June 30, 2002 and December 31, 2001
EFC BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Income (unaudited) For the three and six months ended June 30, 2002 and 2001
EFC BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) For the six months ended June 30, 2002 and 2001
EFC BANCORP, INC. Notes to Consolidated Financial Statements
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