Form 10-Q
period 2002-09-30
EFC BANCORP INC
filed 2002-11-14
CIK 1047947

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

        Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

        Yes ☐        No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,622,328 shares of common stock, par value $0.01 per share, were outstanding as of November 12, 2002.

EFC Bancorp, Inc.

Form 10-Q

For the Quarter Ended September 30, 2002

INDEX

PART I. FINANCIAL INFORMATION
EFC BANCORP, INC.

Item 1. Financial Statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001
Assets
Cash and cash equivalents:
On hand and in banks	$2,948,128	3,186,966
Interest bearing deposits with financial institutions	35,007,194	14,988,324
Loans receivable, net	567,429,893	537,070,664
Mortgage-backed securities available-for-sale, at fair value	14,717,883	13,855,715
Investment securities available-for-sale, at fair value	83,393,645	68,615,462
Foreclosed real estate	1,985,742	—
Stock in Federal Home Loan Bank of Chicago, at cost	9,245,700	8,891,900
Accrued interest receivable	3,860,421	3,682,120
Office properties and equipment, net	12,983,942	10,990,206
Other assets	17,252,838	12,162,083

Total assets	$748,825,386	673,443,440

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$492,481,847	420,084,289
Borrowed money	171,831,662	175,200,000
Advance payments by borrowers for taxes and insurance	531,922	1,226,614
Income taxes payable	269,297	419,125
Accrued expenses and other liabilities	9,467,149	7,884,849

Total liabilities	674,581,877	604,814,877

Minority interest	(54,330)	—

Stockholders' Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	71,684,612	71,663,695
Treasury stock, at cost, 2,824,906 and 2,884,873 shares at September 30, 2002 and December 31, 2001, respectively	(33,073,211)	(33,584,554)
Unearned employee stock ownership plan (ESOP), 409,533 and 439,498 shares at September 30, 2002 and December 31, 2001, respectively	(6,123,548)	(6,571,619)
Unearned stock award plan, 65,553 and 107,943 shares at September 30, 2002 and December 31, 2001, respectively	(729,278)	(1,200,866)
Retained earnings, substantially restricted	40,961,399	38,015,742
Accumulated other comprehensive income	1,502,951	231,251

Total stockholders' equity	74,297,839	68,628,563

Commitments and contingencies	—	—

Total liabilities and stockholders' equity	$748,825,386	673,443,440

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three and nine months ended September 30, 2002 and 2001

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Interest income:
Loans secured by real estate	$8,387,811	8,626,654	25,599,335	24,907,222
Other loans	1,377,223	1,126,235	3,790,146	3,095,326
Mortgage-backed securities available-for-sale	124,541	184,003	477,568	645,220
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,129,267	1,201,799	3,419,047	3,921,678

Total interest income	11,018,842	11,138,691	33,286,096	32,569,446

Interest expense:
Deposits	3,449,025	4,193,496	10,233,315	12,699,663
Borrowed money	2,313,926	2,243,800	6,937,225	6,615,046

Total interest expense	5,762,951	6,437,296	17,170,540	19,314,709

Net interest income before provision for loan losses	5,255,891	4,701,395	16,115,556	13,254,737
Provision for loan losses	225,000	135,000	675,000	330,000

Net interest income after provision for loan losses	5,030,891	4,566,395	15,440,556	12,924,737

Noninterest income:
Service fees	608,330	308,739	1,377,122	829,784
Insurance and brokerage commissions	59,919	73,966	370,259	255,510
Information Technology sales and service income, net	243,355	—	984,234	—
Gain on sale of securities	—	32,812	—	32,812
Gain on sale of foreclosed real estate	—	—	—	8,014
Gain on sale of loans	200,409	—	200,409	—
Other	231,427	17,511	639,426	47,911

Total noninterest income	1,343,440	433,028	3,571,450	1,174,031

Noninterest expense:
Compensation and benefits	2,586,407	1,940,722	7,706,939	5,663,616
Office building, net	607,876	461,660	1,658,569	1,337,670
Federal insurance premiums	19,206	17,354	56,164	57,311
Advertising	181,981	113,276	450,553	428,943
Data processing	229,200	204,756	680,533	614,639
NOW/checking account expenses	155,282	82,098	402,697	222,190
Other	452,324	373,302	1,307,996	1,103,907

Total noninterest expense	4,232,276	3,193,168	12,263,451	9,428,276

Income before income taxes and minority interest	2,142,055	1,806,255	6,748,555	4,670,492
Income tax expense	727,242	637,492	2,173,162	1,639,122

Income before minority interest	1,414,813	1,168,763	4,575,393	3,031,370
Minority interest	34,377	—	36,885	—

Net income	$1,449,190	1,168,763	4,612,278	3,031,370

Earnings per share:
Basic	$0.34	0.27	1.10	0.71
Diluted	0.32	0.27	1.04	0.71

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net income	$4,612,278	3,031,370
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	(8,633)	114,569
Provision for loan losses	675,000	330,000
Stock award plan shares allocated	471,588	476,037
ESOP shares committed to be released	448,071	448,071
Change in fair value of ESOP shares	20,917	(111,432)
Gain on sale of securities	—	(32,812)
Gain on sale of foreclosed real estate	—	(8,014)
Gain on sale of loans	(200,409)	—
Minority interest in subsidiary	(54,330)	—
Depreciation of office properties and equipment	591,328	553,559
(Increase)/decrease in accrued interest receivable and other assets, net	(5,659,933)	6,753
Increase in income taxes payable, accrued expenses and other liabilities, net	695,135	3,222,568

Net cash provided by operating activities	1,591,012	8,030,669

Cash flows from investing activities:
Net (increase)/decrease in loans receivable	5,106,839	(25,427,983)
Purchases of loans receivable	(51,143,896)	(45,229,516)
Proceeds from the sale of loans	13,217,497	—
Purchases of mortgage-backed securities available-for-sale	(5,130,634)	(6,241,440)
Principal payments on mortgage-backed securities available-for-sale	4,147,334	4,419,684
Maturities of investment securities available-for-sale	19,547,992	24,135,018
Proceeds from the sale of investment securities available for sale	—	4,032,812
Purchases of investment securities available-for-sale	(32,111,658)	(20,091,594)
Purchases of office properties and equipment	(2,585,064)	(1,327,081)
Purchases of stock in the Federal Home Loan Bank of Chicago	(353,800)	(1,000,000)
Cash investment in majority-owned subsidiary	(420,000)	—
Proceeds from the sale of foreclosed real estate	—	4,104,916

Net cash used in investing activities	(49,725,390)	(62,625,184)

Cash flows from financing activities:
Net increase in deposits	72,397,558	38,065,721
Proceeds from borrowed money	609,750	60,000,000
Repayments on borrowed money	(3,978,088)	(25,000,000)
Cash dividends paid	(1,626,153)	(1,571,164)
Purchase of treasury stock	(51,325)	(2,192,733)
Stock options exercised	562,668	—

Net cash provided by financing activities	67,914,410	69,301,824

Net increase in cash and cash equivalents	19,780,032	14,707,309
Cash and cash equivalents at beginning of period	18,175,290	27,022,671

Cash and cash equivalents at end of period	$37,955,322	41,729,980

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1: BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of EFC Bancorp, Inc. (the Company), its majority-owned subsidiary, Computer Dynamics Group Inc. (CDGI), its wholly-owned subsidiary, Elgin Financial Savings Bank (the Bank) and its wholly-owned subsidiary, Fox Valley Service Corporation of Elgin. A controlling interest in CDGI was purchased for $420,000 in January 2002. The accompanying financial statements include the operating results of CDGI for the three and nine months ended September 30, 2002 since the date of acquisition. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

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

Note 2: COMPREHENSIVE INCOME

        The Company's comprehensive income for the three and nine month periods ended September 30, 2002 and 2001 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income	$1,449,190	1,168,763	$4,612,278	3,031,370
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period, net of tax effect	716,014	453,582	1,271,700	966,223
Reclassification adjustment for net gain on sales of securities realized in net income	—	(20,672)	—	(20,672)

Comprehensive income	$2,165,204	1,601,673	$5,883,978	3,976,921

        There were no sales of investment securities as of and for the three and nine months ended September 30, 2002. For both the three and nine month periods ended September 30, 2001 the sale of securities resulted in a gain of $32,812 ($20,672 net of tax effect).

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

        Presented below are the calculations for the basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Basic:
Net income	$1,449,190	1,168,763	4,612,278	3,031,370
Weighted average shares outstanding	4,240,404	4,241,304	4,209,620	4,276,511

Basic earnings per share	$0.34	0.27	1.10	0.71

Diluted:
Net income	$1,449,190	1,168,763	4,612,278	3,031,370
Weighted average shares outstanding	4,240,404	4,241,304	4,209,620	4,276,511
Effect of dilutive stock options outstanding	236,356	66,248	206,074	14,394

Diluted weighted average shares outstanding	4,476,760	4,307,552	4,415,694	4,290,905

Diluted earnings per share	$0.32	0.27	1.04	0.71

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following analysis discusses changes in the financial condition at September 30, 2002 and results of operations for the three and nine months ended September 30, 2002, and should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

        Total assets at September 30, 2002 were $748.8 million, which represented an increase of $75.4 million, or 11.2%, compared to $673.4 million at December 31, 2001. The increase in total assets was primarily as a result of an increase in loans receivable of $30.3 million, or 5.7%, to $567.4 million at September 30, 2002 from $537.1 million at December 31, 2001. The increase in loans receivable was primarily attributable to strong loan demand and loan purchases during the period. In addition, cash and cash equivalents increased $19.8 million, or 108.8%, to $38.0 million at September 30, 2002 from $18.2 million at December 31, 2001 and investment securities increased $14.8 million, or 21.5%, to $83.4 million at September 30, 2002 from $68.6 million at December 31, 2001. The growth in total assets was funded by increases in deposits. Deposits increased $72.4 million to $492.5 million at September 30, 2002 from $420.1 million at December 31, 2001. Stockholders' equity increased by $5.7 million to $74.3 million at September 30, 2002 from $68.6 million at December 31, 2001. The increase in stockholders' equity was primarily the result of the Company's increase in net income during the period, proceeds from the exercise of stock options, and a $1.3 million increase in the Company's accumulated other comprehensive income relating to its available-for-sale investment portfolio, the effect of which was partially offset by dividends paid.

Comparison of Operating Results For the Three Months Ended September 30, 2002 and 2001

        General.    The Company's net income increased $280,000, or 24.0%, to $1.4 million for the three months ended September 30, 2002, from $1.2 million for the three months ended September 30, 2001.

        Interest Income.    Interest income decreased $120,000, or 1.1%, to $11.0 million for the three months ended September 30, 2002, compared with $11.1 million for the same period in 2001. This decrease resulted from an increase in the average balance of interest-earning assets, offset by a decrease in the average rate earned on those interest-earning assets. The average balance of interest-earning assets increased by $76.2 million, or 12.2%, to $703.6 million for the three months ended September 30, 2002 from $627.4 million for the comparable period in 2001. The average yield on interest-earning assets decreased by 80 basis points to 6.33% for the three months ended September 30, 2002 from 7.13% for the three months ended September 30, 2001.

        Mortgage loan interest income decreased by $239,000 for the three months ended September 30, 2002 compared with the same period in 2001. The average balance of mortgage loans increased $26.7 million, while the loan yield decreased by 62 basis points from 7.55% to 6.93%. Interest income from other loans increased $251,000 for the three months ended September 30, 2002. This increase resulted from a combination of an increase in average balance of $25.3 million, offset by a 113 basis point decrease in yield from 7.64% for the three months ended September 30, 2001 to 6.51% for the three months ended September 30, 2002. Interest income from investment securities, mortgage-backed securities and short-term deposits decreased by $32,000 for the three months ended September 30, 2002, compared with the same period in 2001. This decrease resulted from a combination of an increase in average balance of $23.6 million, offset by a 104 basis point decrease in yield from 5.02% for the three months ended September 30, 2001 to 3.98% for the three months ended September 30, 2002. The decrease in yield is largely attributed to the effect of the lower interest rate environment reducing yields on short-term deposits.

        Interest Expense.    Interest expense decreased by $674,000, or 10.5%, to $5.8 million for the three months ended September 30, 2002 from $6.4 million for the three months ended September 30, 2001. This decrease resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $82.5 million, or 15.2%, to $625.7 million for the three months ended September 30, 2002 from $543.2 million for the three months ended September 30, 2001. This change reflects a $79.4 million increase in the deposit accounts, which is primarily attributable to a $41.6 million increase in money market accounts, a $24.4 million increase in passbook savings accounts and a $9.9 million increase in certificates of deposit, partially offset by a decrease of $3.5 million in NOW accounts. The remaining $3.2 million increase is attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 106 basis points to 3.68% for the three months ended September 30, 2002 from 4.74% for the three months ended September 30, 2001.

        Net Interest Income Before Provision for Loan Losses.    Net interest income before provision for loan losses increased $554,000, or 11.8%, to $5.3 million for the three months ended September 30, 2002 from $4.7 million for the comparable period in 2001. The net interest margin as a percent of interest-earning assets increased by 3 basis points to 3.05% for the three months ended September 30, 2002 from 3.02% for the comparable period in 2001.

        Provision for Loan Losses.    The provision for loan losses increased by $90,000, to $225,000 for the three months ended September 30, 2002 from $135,000 in 2001. This increase is primarily due to the growth and change in the composition of the loan portfolio. At September 30, 2002, December 31, 2001 and September 30, 2001, non-performing loans totaled $2.1 million, $2.6 million and $1.2 million, respectively. At September 30, 2002, the ratio of the allowance for loan losses to non-performing loans was 136.5% compared to 87.4% at December 31, 2001 and 175.4% at September 30, 2001. The ratio of the allowance to total loans was 0.52%, 0.42% and 0.40%, at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. There were no charge-offs for the three months ended September 30, 2002. Charge-offs totaled $16,000 for the three months ended September 30, 2001. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

        Noninterest Income.    Noninterest income totaled $1.3 million and $433,000 for the three months ended September 30, 2002 and 2001, respectively. The increase in noninterest income is primarily attributable to increases in service fees of $300,000, information/technology sales and service income of $243,000 related to the Company's majority-owned subsidiary CDGI, an increase of $178,000 in the cash surrender value of the Company's bank owned life insurance primarily purchased in December 2001, and $200,000 in gains on sale of loans. There were no loan sales for the comparable period in 2001.

        Noninterest Expense.    Noninterest expense increased $1.0 million, to $4.2 million for the three months ended September 30, 2002 from $3.2 million for the comparable period in 2001. Compensation and benefits increased by $646,000. This increase was primarily due to a combination of annual salary increases, the addition of staff and the related compensation and benefits expenses of CDGI. The additional staff expenses are primarily attributed to the opening of the Bank's new Carpentersville, Illinois branch. All other operating expenses, including advertising, audit, data processing, marketing, postage, communications, and other expense increased by a combined $393,000, or 31.4%, to $1.6 million for the three months ended September 30, 2002 from $1.2 million for the three months ended September 30, 2001. Of the increase in other operating expenses, $158,000 or 40.3% is related to CDGI.

Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

        Income Tax Expense.    Income tax expense totaled $727,000 and $637,000 for the three months ended September 30, 2002 and 2001, respectively. The increase was primarily due to a $336,000 increase in earnings before income taxes to $2.1 million for the three months ended September 30, 2002 from $1.8 million for the prior year period. The effective tax rate was 34.0% and 35.3% for the three months ended September 30, 2002 and 2001, respectively. The decrease in the effective tax rate for the three months ended September 30, 2002 is primarily due to the increase in tax exempt income including municipal interest income and an increase in income from bank owned life insurance.

Comparison of Operating Results For the Nine Months Ended September 30, 2002 and 2001

        General.    The Company's net income increased $1.6 million, or 52.2%, to $4.6 million for the nine months ended September 30, 2002, from $3.0 million for the nine months ended September 30, 2001.

        Interest Income.    Interest income increased $717,000, or 2.2%, to $33.3 million for the nine months ended September 30, 2002, compared with $32.6 million for the same period in 2001. The increase in interest income was primarily due to an increase in average interest-earning assets, which increased by $82.3 million, or 13.7%, to $682.1 million for the nine months ended September 30, 2002 from $599.8 million for the comparable period in 2001, offset by a decrease in the average yield on interest-earning assets by 69 basis points to 6.57% for the nine months ended September 30, 2002 from 7.26% for the nine months ended September 30, 2001.

        Mortgage loan interest income increased by $692,000 for the nine months ended September 30, 2002 compared with the same period in 2001. The average balance of mortgage loans increased $43.1 million, while the loan yield decreased by 48 basis points from 7.56% to 7.08%. Interest income from other loans increased $695,000 for the nine months ended September 30, 2002. This increase resulted from a combination of an increase in average balance of $26.4 million, offset by a 156 basis point decrease in yield from 8.08% for the nine months ended September 30, 2001 to 6.52% for the nine months ended September 30, 2002. Interest income from investment securities, mortgage-backed securities and short-term deposits decreased by $334,000 for the nine months ended September 30, 2002, compared with the same period in 2001. This decrease resulted from a combination of an increase in average balance of $12.1 million, offset by a 100 basis point decrease in yield from 5.58% for the nine months ended September 30, 2001 to 4.58% for the nine months ended September 30, 2002. The decrease in yield is largely attributed to the effect of the lower interest rate environment reducing yields on short-term deposits.

        Interest Expense.    Interest expense decreased by $2.1 million, or 11.1%, to $17.2 million for the nine months ended September 30, 2002 from $19.3 million for the nine months ended September 30, 2001. This decrease resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $87.4 million, or 16.8%, to $606.4 million for the nine months ended September 30, 2002 from $519.0 million for the nine months ended September 30, 2001. This change reflects a $75.3 million increase in the deposit accounts, which is primarily attributable to a $50.4 million increase in money market accounts and a $28.1 million increase in passbook savings accounts, partially offset by a decrease of $6.1 million in certificates of deposits. The remaining $12.1 million increase is attributable to advances from the FHLB-Chicago. The average rate paid on combined deposits and borrowed money decreased by 118 basis points to 3.78% for the nine months ended September 30, 2002 from 4.96% for the nine months ended September 30, 2001.

        Net Interest Income Before Provision for Loan Losses.    Net interest income before provision for loan losses increased $2.8 million, or 21.6%, to $16.1 million for the nine months ended September 30, 2002 from $13.3 million for the comparable period in 2001. The net interest margin as a percent of interest-earning assets increased by 26 basis points to 3.22% for the nine months ended September 30, 2002 from 2.96% for the comparable period in 2001.

        Provision for Loan Losses.    The provision for loan losses increased by $345,000, to $675,000 for the nine months ended September 30, 2002 from $330,000 in 2001. This increase is primarily due to the growth and change in the composition of the loan portfolio. At September 30, 2002, December 31, 2001 and September 30, 2001, non-performing loans totaled $2.1 million, $2.6 million and $1.2 million, respectively. Charge-offs totaled $3,000 and $101,000 for the nine months ended September 30, 2002 and 2001, respectively. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, potential impairments in the loan portfolio, and other factors.

        Noninterest Income.    Noninterest income totaled $3.6 million and $1.2 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in noninterest income is primarily attributable to increases in service fees of $547,000, insurance and brokerage commissions of $114,000, gains on sale of loans of $200,000, information/technology sales and service income of $984,000 related to the Company's majority-owned subsidiary CDGI and an increase of $515,000 in the cash surrender value of the Company's bank owned life insurance. The increase in insurance and brokerage commissions is the result of a greater emphasis placed on this area.

        Noninterest Expense.    Noninterest expense increased $2.9 million, to $12.3 million for the nine months ended September 30, 2002 from $9.4 million for the comparable period in 2001. Compensation and benefits increased by $2.0 million. This increase was primarily due to a combination of annual salary increases, the addition of staff and the related compensation and benefits expenses of CDGI. The additional staff expenses are primarily attributed to the opening of the Bank's new Carpentersville, Illinois branch. All other operating expenses, including advertising, audit, data processing, marketing, postage, communications, and other expense increased by a combined $792,000, or 21.0%, to $4.6 million for the nine months ended September 30, 2002 from $3.8 million for the nine months ended September 30, 2001. Of the increase in other operating expenses, $450,000 or 56.8% is related to CDGI. Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

        Income Tax Expense.    Income tax expense totaled $2.2 million and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively. The increase was primarily due to a $2.0 million increase in earnings before income taxes to $6.7 million for the nine months ended September 30, 2002 from $4.7 million for the prior year period. The effective tax rate was 32.2% and 35.1% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2002 is primarily due to the increase in tax exempt income including municipal interest income and increase in income from bank owned life insurance.

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

        In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market. The Company is in the process of its sixth stock repurchase program, which was previously announced in September 2001. Under this program the Company is authorized to repurchase up to 231,808, or 5.0% of its outstanding common stock. Under this current program, 32,800 shares of the Company's common stock have been repurchased at an average price per share of $12.84. As of September 30, 2002, the Company repurchased a total of 2,888,073 shares of the Company's common stock at an average price per share of $11.65.

        The Bank's most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2002, cash and interest-bearing demand accounts totaled $38.0 million, or 5.1% of total assets.

        See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the nine months ended September 30, 2002 and 2001.

        At September 30, 2002, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank's regulatory capital ratios at September 30, 2002:

Total Capital to Total Assets	9.24%
Total Capital to Risk-Weighted Assets	13.69%
Tier I Leverage Ratio	9.10%
Tier I to Risk-Weighted Assets	13.39%

        At September 30, 2002, the Company had a Total Capital to Total Assets ratio of 9.92%.

        On September 18, 2002, the Company announced its third quarter dividend of $0.1350 per share. The dividend was paid on October 8, 2002 to stockholders of record on September 30, 2002.

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

        In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions." This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except transactions between two or more mutual enterprises. The provisions of this Statement that relate to the application of SFAS No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142. If certain criteria in this SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon the adoption of SFAS No. 142, and financial institutions meeting these conditions will be required to restate previously issued financials. Provisions of this statement that relate to the application of the purchase method of accounting are effective for acquisitions on or after October 1, 2002. The provision of this Statement relating to accounting for impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

Average Balance Sheet

        The following tables set forth certain information relating to the Bank for the three and nine months ended September 30, 2002 and 2001, respectively. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average monthly balances. The yields and costs include fees, which are considered adjustments to yields. Tax exempt income has been calculated on a tax equivalent basis.

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(in thousands)
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$47,170	219	1.86%	38,497	233	2.42%
Investment securities	76,195	1,026	5.38%	60,483	1,000	6.61%
Mortgage-backed securities	11,802	124	4.22%	11,905	184	6.18%
Mortgage loans	483,823	8,388	6.93%	457,160	8,627	7.55%
Other loans	84,625	1,378	6.51%	59,366	1,133	7.64%

Total interest earning assets	703,615	11,135	6.33%	627,411	11,177	7.13%

Noninterest earning assets	40,119			20,206

Total assets	$743,734			647,617

Liabilities and stockholders' equity
Interest-bearing liabilities
Deposits:
Money market accounts	$126,082	865	2.74%	84,504	885	4.19%
Passbook savings accounts	100,433	574	2.29%	76,020	604	3.18%
NOW Accounts	32,264	84	1.04%	28,783	67	0.94%
Certificates of deposit	195,231	1,926	3.95%	185,351	2,637	5.69%

Total deposits	454,010	3,449	3.04%	374,658	4,193	4.48%
FHLB Advances	171,700	2,313	5.39%	168,533	2,244	5.33%

Total interest-bearing liabilities	625,710	5,762	3.68%	543,191	6,437	4.74%

Noninterest-bearing liabilities	44,669			36,291

Total liabilities	670,379			579,482
Total stockholders' equity	73,355			68,135

Total liabilities and stockholders' equity	$743,734			647,617

Net interest income before provision for loan losses		5,373			4,740

Interest rate spread			2.65%			2.39%

Net interest margin as a percent of interest earning assets			3.05%			3.02%

Ratio of interest-earning assets to interest-bearing liabilities			112.45%			115.50%

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(in thousands)
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$37,893	552	1.94%	36,535	1,026	3.74%
Investment securities	72,175	3,195	5.90%	59,927	2,956	6.58%
Mortgage-backed securities	12,054	478	5.28%	12,835	645	6.70%
Mortgage loans	482,233	25,599	7.08%	439,168	24,907	7.56%
Other loans	77,706	3,797	6.52%	51,346	3,111	8.08%

Total interest earning assets	682,061	33,621	6.57%	599,811	32,645	7.26%

Noninterest earning assets	37,718			20,086

Total assets	$719,779			619,897

Liabilities and stockholders' equity
Interest-bearing liabilities
Deposits:
Money market accounts	$117,156	2,506	2.85%	66,794	2,195	4.38%
Passbook savings accounts	99,997	1,774	2.37%	71,919	1,776	3.29%
NOW Accounts	31,662	241	1.02%	28,766	237	1.10%
Certificates of deposit	184,122	5,712	4.14%	190,188	8,492	5.95%

Total deposits	432,937	10,233	3.15%	357,667	12,700	4.73%
FHLB Advances	173,422	6,937	5.33%	161,311	6,615	5.47%

Total interest-bearing liabilities	606,359	17,170	3.78%	518,978	19,315	4.96%

Noninterest-bearing liabilities	42,012			33,161

Total liabilities	648,371			552,139
Total stockholders' equity	71,408			67,758

Total liabilities and stockholders' equity	$719,779			619,897

Net interest income before provision for loan losses		16,451			13,330

Interest rate spread			2.79%			2.30%

Net interest margin as a percent of interest earning assets			3.22%			2.96%

Ratio of interest-earning assets to interest-bearing liabilities			112.48%			115.58%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Bank's interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher the institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of September 30, 2002.

				NPV as % of Portfolio Value of Assets
	Net Portfolio Value
Change in Interest Rates in Basis Points (Rate Shock)
	Amount	$ Change	% Change	NPV Ratio	% Change
	(In thousands)
+300	$51,927	$(54,034)	(50.99)%	7.14%	(47.07)%
+200	74,601	(31,360)	(29.60)	9.93	(26.39)
+100	93,675	(12,286)	(11.59)	12.14	(10.01)
Static	105,961	—	—	13.49	—
-100	119,298	13,337	12.59	14.91	10.53
-200	122,895	16,934	15.98	15.26	13.12
-300	125,393	19,432	18.34	15.51	14.97

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

Item 4.    Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

        (b)    Changes in internal controls.    The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

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

EFC BANCORP, INC.
Dated:	November 14, 2002	By:	/s/ Barrett J. O'Connor

Barrett J. O'Connor President and Chief Executive Officer (Principal executive officer)
Dated:	November 14, 2002	By:	/s/ James J. Kovac

James J. Kovac Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Certification

I, Barrett J. O'Connor, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of EFC Bancorp, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Barrett J. O'Connor
Barrett J. O'Connor Chief Executive Officer November 14, 2002

Certification

I, James J. Kovac, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of EFC Bancorp, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ James J. Kovac
James J. Kovac Chief Financial Officer November 14, 2002

QuickLinks

EFC Bancorp, Inc. Form 10-Q For the Quarter Ended September 30, 2002 INDEX
PART I. FINANCIAL INFORMATION EFC BANCORP, INC.
  Item 1. Financial Statements.
EFC BANCORP, INC. AND SUBSIDIARIES Consolidated Balance Sheets (unaudited) September 30, 2002 and December 31, 2001
EFC BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Income (unaudited) For the three and nine months ended September 30, 2002 and 2001
EFC BANCORP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) For the nine months ended September 30, 2002 and 2001
EFC BANCORP, INC. Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES