Form 10-K
period 2002-12-31
EFC BANCORP INC
filed 2003-03-20
CIK 1047947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-13605

EFC BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4193304
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

1695 Larkin Avenue, Elgin, Illinois	60123
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (847) 741-3900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share	The American Stock Exchange
(Title of Class)	(Name of each Exchange on which registered)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant was $69,200,000 as of March 7, 2003 based upon the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock outstanding as of March 7, 2003 is 4,593,560.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

The Bank is a community-oriented savings institution that was originally organized in 1924 as a federally-chartered mutual savings and loan association.  The Bank reorganized in the 1980s to become Elgin Federal Financial Center, a federally-chartered mutual savings association, and again in 1996 to become Elgin Financial Center, S.B., an Illinois state-chartered mutual savings bank.  In 1998, the Bank changed its name to Elgin Financial Savings Bank.  Most recently, in October 2002 the Bank changed its name to EFS Bank.  The Bank’s principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its full-service branch offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans and, to a lesser extent, multi-family and commercial real estate loans, construction and land loans, commercial business loans, home equity loans, and automobile and passbook savings loans.  The Bank generally originates all of its loans for investment.  The Bank also invests primarily in government insured or guaranteed mortgage-backed securities and U.S. Government obligations.  The Bank’s revenues are derived principally from the interest on its mortgage, consumer and commercial business loans and securities and from servicing fees.  The Bank’s primary sources of funds are retail savings deposits and, to a lesser extent, advances from the Federal Home Loan Bank of Chicago (the “FHLB-Chicago”).

Market Area

Headquartered in largely suburban Kane County, Illinois, the Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves.  The Bank currently operates four full-service banking facilities in Elgin and four full service facilities located in West Dundee, East Dundee, Huntley and Carpentersville, Illinois.  The Bank’s primary lending and deposit gathering area is concentrated around the areas where its full-service banking facilities are located which the Bank generally considers to be its primary market area.

Elgin is located on U.S. Interstate 90 (the Northwest tollway) in the Fox River Valley approximately 38 miles northwest of downtown Chicago and 25 miles west of O’Hare International Airport.  Interstate 90 provides easy access to the City of Chicago and is a major corridor of suburban growth for Chicago.  The economy in the Bank’s primary market area has historically benefited from the growth of the Chicago suburbs into Kane, Western Cook and McHenry Counties with an influx of new residents and employers.  Other employment and economic activity is provided by a variety of wholesale and retail trade, hospitals and a riverboat gambling facility located on the Fox River in Elgin.

Competition

The Bank faces significant competition both in making loans and in attracting deposits.  The State of Illinois has a high density of financial institutions, many of which are branches of significantly larger institutions, which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees.  The Bank’s competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies.  Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions.  The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.  Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.  There are approximately 15 financial institutions with operations in Elgin and approximately 30 financial institutions with operations in the Bank’s primary market area.

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

The Bank’s loan portfolio primarily consists of first mortgage loans secured by one- to four-family residences most of which are located in its primary market area.  At December 31, 2002, the Bank’s gross loan portfolio totaled $600.4 million, of which $406.0 million were one- to four-family residential mortgage loans, or 67.6% of total loans.  At such date, the remainder of the loan portfolio consisted of $42.5 million of multi-family loans, or 7.1% of total loans; $52.2 million of commercial real estate loans, or 8.7% of total loans; $41.3 million of construction and land loans, or 6.9% of total loans; $33.3 million of commercial loans, or 5.6% of total loans; and $25.2 million of consumer loans, or 4.2% of total loans, consisting of $21.2 million of home equity lines of credit, $2.9 million of secured and unsecured personal loans and $1.1 million of automobile loans.  The Bank sold loans totaling $13.2 million and $10.3 million during the years ended December 31, 2002 and December 31, 2001, respectively.  At December 31, 2002, 39.1% of the Bank’s mortgage loans had adjustable interest rates, most of which were indexed to the one year Constant Maturity Treasury (“CMT”) Index.

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$405,953	67.6%	$375,452	69.6%	$326,739	70.7%	$283,300	71.2%	$233,689	75.2%
Multi-family	42,498	7.1	58,093	10.8	50,965	11.0	44,843	11.3	27,184	8.7
Commercial real estate	52,155	8.7	42,813	7.9	29,729	6.5	30,870	7.8	20,407	6.6
Construction and land	41,323	6.9	16,285	3.0	16,025	3.5	13,981	3.5	13,716	4.4
Total mortgage loans	541,929	90.3	492,643	91.3	423,458	91.7	372,994	93.8	294,996	94.9
Other loans:
Home equity loans	21,160	3.5	14,689	2.7	11,972	2.6	10,002	2.5	9,014	2.9
Commercial	33,315	5.6	30,046	5.6	25,240	5.5	13,320	3.4	5,606	1.8
Auto loans	1,116.2		764.1		615.1		484.1		510.2
Loans on savings accounts	1,017.1		335.1		216	—	421.1		477.2
Other	1,889.3		1,160.2		455.1		556.1		86	—
Total other loans	58,497	9.7	46,994	8.7	38,498	8.3	24,783	6.2	15,693	5.1
Total loans receivable	600,426	100.0%	539,637	100.0%	461,956	100.0%	397,777	100.0%	310,689	100.0%
Less:
Deferred loan fees, net	247		311		280		225		326
Allowance for loan losses	3,141		2,255		1,881		1,545		1,373
Loans receivable, net	$597,038		$537,071		$459,795		$396,007		$308,990

Loan Originations.   The Bank’s mortgage lending activities are conducted by its loan personnel operating at  its eight branch offices as well as through participation and loan acquisition programs.  All loans originated by the Bank are underwritten by the Bank pursuant to the Bank’s policies and procedures.  The Bank originates both adjustable-rate and fixed-rate mortgage loans, commercial loans, and consumer loans.  The Bank’s ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.  It is the general policy of the Bank to retain loans originated in its portfolio.

During the years ended December 31, 2002 and 2001, the Bank originated $87.2 million and $90.8 million of fixed-rate one- to four-family residential mortgage loans, respectively, and for the years ended December 31, 2002 and 2001, the Bank originated $15.9 million and $16.6 million of adjustable-rate one- to four-family residential mortgage loans, respectively, all of which were retained by the Bank.  Based upon the Bank’s investment needs and market opportunities, the Bank participates and purchases loans, consisting of one-to-four family, multi-family and commercial real estate mortgage loans, and construction loans secured by property located in Illinois, southern Wisconsin and, to a lesser extent, in Minnesota, and had $114.2 million of purchased loan participation interests at December 31, 2002.

The following tables set forth the Bank’s loan originations, purchases and principal repayments for the periods indicated.  All loans originated by the Bank are generally held for investment.

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands)
Gross loans(1):
Balance outstanding at beginning of period	$539,637	$461,956	$397,777
Loans originated(2):
One-to four-family residential	103,136	107,360	45,721
Multi-family	7,015	6,792	2,330
Commercial real estate	4,111	14,932	740
Construction and land	31,023	30,821	16,486
Home equity	18,240	13,231	8,379
Commercial business	9,102	28,932	19,502
Auto loans	881	549	484
Loans on savings accounts	1,141	423	396
Other	4,535	3,545	728
Total loans originated	179,184	206,585	94,766
Loans purchased	79,620	65,161	46,690
Total loans originated and purchased	258,804	271,746	141,456
Less:
Principal repayments	(178,008)	(189,972)	(73,882)
Loans sold	(13,217)	(10,349)	—
Transfers to real estate owned	(1,986)	—	(540)
Change in loans in process	(4,804)	6,256	(2,855)
Total loans receivable at end of period	$600,426	$539,637	$461,956

(1)	Gross loans exclude unearned discounts, deferred loan fees and the allowance for loan losses.
(2)	Amounts for each period include loans in process at period end.

Loan Maturity and Repricing.  The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2002.  The table does not include prepayments, scheduled principal amortization or repricing of adjustable rate loans.  Prepayments and scheduled principal amortization on mortgage loans totaled $178.0 million, $190.0 million and $73.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

	At December 31, 2002
	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Land	Home Equity	Commercial Business	Auto Loans	Loans on Savings Accounts	Other	Total Loans Receivable
	(In thousands)
Amounts due:
Within one year	$972	$—	$6,495	$3,125	$298	$12,798	$46	$307	$1,171	$25,212
After one year:
More than one year to three years	425	4,514	2,595	11,146	947	4,670	477	516	226	25,516
More than three years to five years	2,148	11,801	18,141	14,586	2,704	12,077	491	161	29	62,138
More than five years to 10 Years	14,601	6,162	10,691	11,691	2,098	2,842	102	33	—	48,220
More than 10 years to 20 Years	122,665	5,688	9,620	775	15,113	928	—	—	463	155,252
More than 20 years	265,142	14,333	4,613	—	—	—	—	—	—	284,088
Total due after December 31, 2003	404,981	42,498	45,660	38,198	20,862	20,517	1,070	710	718	575,214
Total amount due (gross)	$405,953	$42,498	$52,155	$41,323	$21,160	$33,315	$1,116	$1,017	$1,889	600,426
Less:
Deferred loan fees, net										247
Allowance for loan losses										3,141
Total loans, net										$597,038

The following table sets forth at December 31, 2002, the dollar amount of gross loans receivable contractually due after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2003
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One- to four-family	$270,747	$134,234	$404,981
Multi-family	16,121	26,377	42,498
Commercial real estate	15,543	30,117	45,660
Construction and land	21,188	17,010	38,198
Total mortgage loans	323,599	207,738	531,337
Home equity	—	20,862	20,862
Commercial	16,996	3,521	20,517
Auto loans	1,066	4	1,070
Loans on savings accounts	287	423	710
Other	718	—	718
Total loans	$342,666	$232,548	$575,214

One- to Four-Family Lending.  The Bank currently offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans with maturities up to 30 years secured by one- to four-family residences which are generally located in the Bank’s primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank’s in-house loan representatives, mortgage brokers, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys.  At December 31, 2002, the Bank’s one- to four-family mortgage loans totaled $406.0 million, or 67.6%, of total loans.  Of the one- to four-family mortgage loans outstanding at that date, 66.9% were fixed-rate mortgage loans and 33.1% were ARM loans.

The Bank currently offers fixed-rate mortgage loans with terms from 10 to 30 years.  These loans have generally been priced at current market rates for such loans.  The Bank currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every one, two or three years from the outset of the loan or which adjust annually after a two, three or five year initial fixed period.  The interest rates for the Bank’s ARM loans are indexed to the one-year CMT Index.  The Bank originates ARM loans with initially discounted rates, often known as “teaser rates.”  The Bank’s ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.  However, interest rates on the Bank’s residential ARM loans may never adjust to be less than the initial rate of interest charged on any such loan.

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

The Bank has also purchased one-to-four family first mortgage loans generally out of our primary market area.  As of December 31, 2002, the Bank had $49.7 million of these loans.  In addition, the Bank sold loans totaling $13.2 million and $10.5 million for the years ended December 31, 2002 and 2001, respectively.

Multi-Family and Commercial Real Estate Lending.  The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the Bank’s primary market area.  The Bank’s multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property, subject to the Bank’s current loans-to-one-borrower limit, which at December 31, 2002 was $17.9 million.  The Bank’s multi-family and commercial real estate loans may be made with terms up to 25 years and are offered with interest rates that adjust periodically.  In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.  Environmental impact surveys are generally required for all commercial real estate loans.  Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.  On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the down payment and other mitigating circumstances.  The Bank’s multi-family real estate loan portfolio at December 31, 2002 was $42.5 million, or 7.1% of total loans, and the Bank’s commercial real estate loan portfolio at such date was $52.2 million, or 8.7% of total loans.  The largest multi-family or commercial real estate loan in the Bank’s portfolio (excluding loan participation interests) at December 31, 2002 was a $4.5 million commercial real estate loan secured by a multi-tenant industrial/office building located in East Dundee, Illinois.

The Bank also purchases up to 90% participation interests in multi-family, commercial real estate and construction loans secured by real estate, most of which is located outside of the Bank’s primary market area in southern Wisconsin and Minnesota.  When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards. The Bank will generally hedge against participating in problematic loans by participating in those loans that have been in existence for at least one to two years and, accordingly, possess an established payment history.  At December 31, 2002, the Bank had $20.0 million in multi-family real estate loan participation interests, or 47.2% of multi-family loans and 3.3% of total loans.  In addition, the Bank had $38.0 million in commercial real estate loan participation interests as of the same date.

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

Construction and Land Lending.  The Bank originates fixed-rate construction loans for the development of residential property primarily located in the Bank’s market area.  Construction loans are offered primarily to experienced local developers operating in the Bank’s primary market area and, to a lesser extent, to individuals for the construction of their residence.  The majority of the Bank’s construction loans are originated or participation interests purchased primarily to finance the construction of one- to four-family, owner-occupied residential real estate and multi-family real estate properties located in the Bank’s primary market area as well as southern Wisconsin and Minnesota.  Construction loans are generally offered with terms up to 12 months and may be made in amounts up to 80% of the appraised value of the property, as improved.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank’s lending personnel warrant.

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

The Bank originated $31.0 million, $30.8 million and $16.5 million of construction and land loans for the years ended December 31, 2002, 2001 and 2000, respectively.  At December 31, 2002, the Bank’s largest construction or land loan was a performing loan with a $3.1 million carrying balance secured by land for the development of a healthcare facility in East Dundee, Illinois.  At December 31, 2002, the Bank had $41.3 million of construction and land loans, which amounted to 6.9% of the Bank’s total loans.

Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value that is insufficient to assure full repayment.

Commercial Business Lending.  The Bank also originates commercial business loans in the forms of term loans and lines of credit to small- and medium-sized businesses operating in the Bank’s primary market area.  Equipment, leases, inventory, accounts receivable, and marketable securities generally secure such loans; however, the Bank also makes unsecured commercial business loans.  The maximum amount of a commercial business loan is limited by the Bank’s loans-to-one-borrower limit which, at December 31, 2002, was $17.9 million.  Depending on the collateral used to secure the loans, commercial loans are made in amounts up to 80% of the value of the property securing the loan.  Term loans are generally offered with fixed rates of interest and terms of up to 10 years.  All term loans fully amortize during the term of such loan.  Business lines of credit have adjustable rates of interest and terms of up to one year.  Business lines of credit adjust on a daily basis and are indexed to the prime rate as published in The Wall Street Journal.  The Bank also issues both secured and unsecured letters of credit to business customers of the Bank.  Acceptable collateral includes an assigned deposit account with the Bank, real estate or marketable securities.  Letters of credit have a maximum term of 36 months.

In making commercial business loans, the Bank considers primarily the financial resources of the borrower, the borrower’s ability to repay the loan out of net operating income, the Bank’s lending history with the borrower and the value of the collateral.  Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required.  However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and other mitigating circumstances.  The Bank’s largest commercial loan at December 31, 2002 was $4.5 million.  At such date, the Bank had $9.7 million of unadvanced commercial lines of credit.  At December 31, 2002, the Bank had $33.3 million of commercial business loans, which amounted to 5.6% of the Bank’s total loans.  The Bank originated $9.1 million, $28.9 million and $19.5 million in commercial business loans for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Consumer Lending. Consumer loans at December 31, 2002 amounted to $25.2 million, or 4.2% of the Bank’s total loans, and consisted primarily of home equity lines of credit and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans.  Such loans are generally originated in the Bank’s primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles.

Substantially all of the Bank’s home equity lines of credit are secured by second mortgages on owner-occupied single-family residences located in the Bank’s primary market area.  At December 31, 2002, these loans totaled $21.2 million, or 3.5% of the Bank’s total loans and 84.0% of consumer loans.  Home equity lines of credit generally have adjustable-rates of interest, which adjust on a monthly basis.  The unused home equity lines of credit totaled $23.0 million at December 31, 2002.  The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal.  Home equity lines of credit generally have an 18% lifetime limit on interest rates.  Generally, the maximum combined LTV ratio on home equity lines of credit is 89.9%.  The underwriting standards employed by the Bank for home equity lines of credit include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income.  Creditworthiness of the applicant is of primary consideration.

The Bank also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans.  Secured personal loans are generally secured by deposit accounts.  Unsecured personal loans generally have a maximum borrowing limitation of $25,000 and generally require a debt ratio of 38%.  Automobile loans have a maximum borrowing limitation of 80% of the sale price of the automobile, except that existing customers of the Bank who meet certain underwriting criteria may borrow up to 100% of the sale price of the automobile.  At December 31, 2002, personal loans (both secured and unsecured) totaled $2.9 million or 0.5% of the Bank’s total loans and 11.5% of consumer loans; and automobile loans totaled $1.1 million, or 0.2% of total loans and 4.4% of consumer loans.

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

Loans-to-One Borrower Limitations.  The Illinois Savings Bank Act imposes limitations on the aggregate amount of loans that an Illinois chartered savings bank can make to any one borrower.  Under the Illinois Savings Bank Act the permissible amount of loans-to-one borrower is the greater of $500,000 (for a savings bank meeting its minimum capital requirements) or 25% of a savings bank’s total capital plus general loan loss reserves.  In addition, a savings bank may make loans in an amount equal to an additional 10% of the savings bank’s capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral.  Under Illinois law, a savings bank’s capital consists of capital stock and noncumulative perpetual preferred stock, related paid-in capital, retained earnings and other forms of capital deemed to be qualifying capital by the Federal Deposit Insurance Corporation (the “FDIC”).  Illinois law also permits an institution with capital in excess of 6% of assets to request permission of the Illinois Commissioner of Banks and Real Estate (the “Commissioner”) to lend up to 30% of the institution’s total capital and general loan loss reserves to one borrower for the development of residential housing properties within Illinois.  At December 31, 2002, the Bank’s ordinary limit on loans-to-one borrower under the Illinois Savings Bank Act was $17.9 million.  The 30% limitation equaled $21.5 million at that date.  At December 31, 2002, the Bank’s five largest groups of loans-to-one borrower ranged from $3.6 million to $6.8 million, with the largest single loan in such groups being a $4.5 million loan secured by a multi-tenant industrial/office building located in East Dundee, Illinois.  At December 31, 2002, there were no loans exceeding the

25% limitation.  A substantial portion of each large group of loans is secured by real estate.

Loan Approval Procedures and Authority.  The Board of Directors establishes the lending policies and loan approval limits of the Bank.  The Board of Directors has established the Loan Committee (the “Committee”) of the Board, which considers and approves all loans within its designated authority as established by the Board.  In addition, the Board of Directors has authorized certain officers of the Bank (the “designated officers”) to consider and approve all loans within their designated authority as established by the Board.

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

At December 31, 2002, the Bank’s ratio of nonperforming loans to total loans was 0.40%, and its ratio of nonperforming assets to total assets was 0.56%.  The Bank had real estate owned totaling $2.0 million at December 31, 2002.  This property consisted of a commercial restaurant building and equipment and was sold in January 2003.  Net charge-offs amounted to $14,000 and $126,000 in 2002 and 2001, respectively.  See “Delinquent Loans, Classified Assets and Real Estate Owned.”

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

When the Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, it establishes a specific allowance for probable loan losses in an amount deemed appropriate by management.  When the Bank classifies one or more assets, or portions thereof, as Loss, it either establishes a specific allowance for losses equal to 100% of the amount of the assets so classified or charges off such amount.

The Bank’s determination as to the classification of its assets and the amount of its allowances for loan losses is subject to review by the FDIC and Commissioner, which can order the establishment of additional general or specific loss allowances.  The FDIC, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.   While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase at that time its allowance for loan losses, thereby negatively affecting the Bank’s financial condition and earnings at that time.  Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth and portfolio diversification and, as such, further additions to the level of the allowance for loan losses may become necessary.

The Bank reviews and classifies its assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis.  The Bank classifies its assets in accordance with the management guidelines described above.  At December 31, 2002, the Bank had $3.1 million of assets, representing 0.51% of loans receivable, or 0.39%, of assets, designated as Substandard.  No loans were classified as Doubtful or Loss.  In addition,  $1.3 million in commercial loans were classified Special Mention.  Loans classified Special Mention may have been delinquent in the past or had other weaknesses, however, in management’s judgment risk of loss is not probable.  This classification represents a watch list of loans for management to closely monitor.

The following tables set forth delinquencies in the Bank’s loan portfolio past due 60 days or more:

	At December 31, 2002				At December 31, 2001
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One- to four-family	5	$354	7	$865	11	$1,206	7	$620
Commercial real estate	—	—	—	—	—	—	1	1,623
Consumer	—	—	3	47	3	12	—	—
Home equity	1	11	2	126	3	118	1	35
Commercial business	—	—	1	39	2	39	1	363
Total	6	$365	13	$1,077	19	$1,195	10	$2,641

Delinquent loans to total loans(1)		0.06%		0.18%		0.22%		0.49%

	At December 31, 2000
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One- to four-family	5	$251	9	$864
Commercial real estate	—	—	1	3,505
Consumer	—	—	1	15
Home equity	2	44	—	—
Commercial business	—	—	4	148

Total	7	$295	15	$4,532

Delinquent loans to total loans(1)		0.06%		0.98%

(1)                    Total loans represent gross loans receivable less deferred loan fees and unearned discounts.

Nonperforming Assets.  The following table sets forth information regarding nonperforming loans and REO.  At December 31, 2002, the Bank had REO totaling $2.0 million.  This property consisted of a commercial restaurant building and equipment and was sold in January 2003.  It is the general policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest.  For each of the five years ended December 31, 2002, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $198,000, $187,000, $89,000, $46,000, and $71,000, respectively.

	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonperforming loans:
Mortgage loans:
One- to four-family	$865	$547	$864	$1,042	$724
Multi-family	—	—	—	—	—
Commercial real estate	—	1,623	3,505	226	203

Total mortgage loans	865	2,170	4,369	1,268	927

Other loans:
Home equity	126	—	—	—	—
Commercial business loans	1,358	402	148	—	79
Auto loans	8	8	15	—	—
Other	39	—	—	2	—
Total other loans	1,531	410	163	2	79
Total nonperforming loans	2,396	2,580	4,532	1,270	1,006
Real estate owned, net(1)	1,986	—	540	168	193
Total nonperforming assets	$4,382	$2,580	$5,072	$1,438	$1,199
Nonperforming loans as a percent of loans(2)	0.40%	0.48%	0.99%	0.32%	0.32%
Nonperforming assets as a percent of total assets(3)	0.56%	0.38%	0.87%	0.28%	0.28%

(1)               REO balances are shown net of related loss allowances.

(2)               Loans receivable, net, excluding the allowance for loan losses.

(3)               Nonperforming assets consist of nonperforming loans and REO.

Nonperforming loans totaled $2.4 million as of December 31, 2002, and included seven one- to four-family loans, with an aggregate balance of $865,000, seven commercial business loans totaling $1.4 million, two automobile loans totaling $8,000, one consumer loan totaling $39,000 and two home equity lines of credit totaling $126,000.  Six commercial loans totaling $1.3 million are current, however, under the Bank’s internal classification system these loans are considered nonperforming.

Allowance for Loan Losses

The allowance for loan losses is considered by management to be a critical accounting policy.  The allowance for loan losses is maintained through provisions for loan losses based on management’s on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank’s primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio, which are deemed probable and estimable, based on information currently known to management. The Bank’s loan loss allowance determinations also incorporate factors and analyses which consider the probable principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale and the costs associated with the Bank’s inability to utilize funds for other income producing activities during the estimated holding period of the property.  While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control.

Management calculates a loan loss allowance sufficiency analysis quarterly based upon the loan portfolio composition, asset classifications, loan-to-value ratios, impairments in the loan portfolio and other factors.  The analysis is compared to actual losses, peer group comparisons and economic conditions.  As of December 31, 2002, the Bank’s allowance for loan losses was $3.1 million, or 0.53%, of total loans and 131.1% of nonperforming loans as compared to $2.3 million, or 0.42%, of total loans and 87.4% of nonperforming loans as of December 31, 2001.  The Bank had total nonperforming loans of $2.4 million at December 31, 2002 as compared to $2.6 million at December 31, 2001 and nonperforming loans to total loans of 0.40% and 0.48% at December 31, 2002 and 2001, respectively.  The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate.  Management believes that, based on information available at December 31, 2002, the Bank’s allowance for loan losses was adequate to cover probable losses inherent in its loan portfolio at that time.  Based upon the Bank’s plan to increase its emphasis on non-one- to four-family mortgage lending which consist of secured commercial loans which are generally considered to involve a higher degree of risk than one- to four-family mortgage lending, the Bank has and may continue to further increase its allowance for loan losses over future periods depending upon the then current conditions.  The percentage of one- to four-family loans to total loans decreased to 67.6% at December 31, 2002 from 69.6% at December 31, 2001.  At the same time, the percentage of commercial real estate and construction and land loans to total loans increased to 8.7% and 6.9%, respectively at December 31, 2002 from 7.9% and 3.0%, respectively from the prior year period.  However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.  In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Balance at beginning of year	$2,255	$1,881	$1,545	$1,373	$1,126
Provision for loan losses	900	500	363	211	293
Charge-offs	(16)	(126)	(28)	(41)	(46)
Recoveries	2	—	1	2	—
Balance at end of year	$3,141	$2,255	$1,881	$1,545	$1,373
Allowance for loan losses as a percent of loans(1)	0.53%	0.42%	0.41%	0.39%	0.44%
Allowance for loan losses as a percent of nonperforming loans	131.1%	87.4%	41.5%	112.7%	136.5%

(1)                    Loans receivable, net, excluding the allowance for loan losses.

The following tables set forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At December 31,
	2002			2001			2000			1999			1998
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans

One- to four-family	$838	26.7%	67.6%	$765	33.9%	69.6%	$676	35.9%	70.7%	$592	38.4%	71.2%	$493	35.9%	75.2%
Multi-family	118	3.7	7.1	158	7.0	10.8	154	8.2	11.0	147	9.5	11.3	82	6.0	8.7
Commercial real estate	678	16.8	8.7	352	15.6	7.9	437	23.2	6.5	318	20.6	7.8	204	14.9	6.6
Construction and land	422	3.6	6.9	131	5.8	3.0	158	8.4	3.5	127	8.3	3.5	135	9.8	4.4
Home equity	223	7.1	3.5	147	6.5	2.7	120	6.4	2.6	100	6.5	2.5	90	6.5	2.9
Commercial business loans	666	23.2	5.6	575	25.5	5.6	276	14.7	5.5	147	9.6	3.4	74	5.4	1.8
Auto loans	24	0.8	0.2	17	0.8	0.1	15	0.8	0.1	10	0.2	0.1	10	0.7	0.2
Loans on savings accounts	—	—	0.1	—	—	0.1	—	—	—	—	—	0.1	—	—	0.2
Other	26	13.5	0.3	24	1.1	0.2	9	0.5	0.1	47	3.1	0.1	44	3.2	—
Unallocated	146	4.6	—	86	3.8	—	36	1.9	—	57	3.8	—	241	17.6	—
Total allowance for loan losses	$3,141	100.0%	100.0%	$2,255	100.0%	100.0%	$1,881	100.0%	100.0%	$1,545	100.0%	100.0%	$1,373	100.0%	100.0%

Real Estate Owned.  At December 31, 2002, the Bank had real estate owned (“REO”) totaling $2.0 million. This property consisted of a commercial restaurant building and equipment and was sold in January 2003.  When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell.  Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value.

Real Estate Held For Development.  On June 19, 2002, EFS Service Corporation, a wholly-owned subsidiary of the Bank, acquired approximately 16 acres of vacant land for the development of 29 single-family home-sites located in West Dundee, Illinois.  The investment in this project totaled $2.9 million as of December 31, 2002.

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

Mortgage-Backed Securities.  The Bank currently purchases mortgage-backed securities in order to:  (i) generate positive interest rate spreads with minimal administrative expense; and (ii) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and the Government National Mortgage Association (“GNMA”).  The Bank invests in mortgage-backed securities insured or guaranteed by FNMA, FHLMC and GNMA.  At December 31, 2002, mortgage-backed securities totaled $15.3 million, or 2.0%, of total assets and 2.2% of total interest earning assets, all of which was classified as available-for-sale.  At December 31, 2002, 16.8% of the mortgage-backed securities were backed by adjustable-rate loans and 83.2% were backed by fixed-rate loans.  The mortgage-backed securities portfolio had coupon rates ranging from 4.0% to 10.0% and had a weighted average yield of 4.20% at December 31, 2002.

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by single-family mortgages.  The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Bank and guarantee the payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank.  Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or in the event the issuer redeems such securities.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  The Bank estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio.  Of the Bank’s $15.3 million mortgage-backed securities portfolio at December 31, 2002, $276,000 with a weighted average yield of 6.46% had contractual maturities within five years and $15.0 million with a weighted average yield of 4.16% had contractual maturities over five years.  However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities.  Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank’s mortgage-backed securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

U.S. Government Obligations.  At December 31, 2002, the Bank’s U.S. Government securities portfolio totaled $32.8 million, all of which were classified as available-for-sale.  Such portfolio primarily consists of medium-term (maturities of three to fifteen years) securities.

Municipal Securities.  At December 31, 2002, the Bank’s municipal security portfolio totaled $35.6 million and was classified available-for-sale.  This portfolio consists of general obligations issued by municipalities.

Equity Investments.  At December 31, 2002, the Bank’s equity investment portfolio totaled $10.5 million, all of which were classified available-for-sale.  The portfolio consists of $100,000 of common stock and $200,000 of preferred stock in a small privately held company specializing in interest rate risk management and web site design consulting and $4.9 million and $5.3 million of FNMA and FHLMC preferred stock, respectively.

Corporate Bonds.  At December 31, 2002, the Bank’s corporate bond portfolio totaled $9.0 million, all of which were classified available-for-sale.  This portfolio consists of highly rated corporate debt issuances.

The following table sets forth the composition of the carrying value of the Bank’s available-for-sale investment and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Investment securities:

U.S. Government obligations	$32,842	31.8%	$38,288	46.4%	$62,893%	85.5%
Equity investments	10,521	10.2	7,277	8.8	300	0.4
Municipal securities	35,608	34.5	23,050	28.0	878	1.2
Corporate bonds	9,011	8.7	—	—	—	—
Total investment securities	87,982	85.2	68,615	83.2	64,071	87.1

Mortgage-backed securities:
FHLMC	6,734	6.5	5,730	7.0	1,795	2.5
GNMA	4,687	4.6	4,641	5.6	4,865	6.6
FNMA	3,835	3.7	3,485	4.2	2,794	3.8
Total mortgage-backed securities	15,256	14.8	13,856	16.8	9,454	12.9
Total securities	$103,238	100.0%	$82,471	100.0%	$73,525	100.0%

The following table sets forth the Bank’s securities activities for the periods indicated.  All investment securities in the Bank’s portfolio are classified as available-for-sale.

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands)

Beginning balance	$82,471	$73,525	$72,962
Investment securities purchased	45,058	40,602	13,139
Mortgage-backed securities purchased	7,170	10,436	—
Less:
Sale of investment securities	—	4,033	7,063
Principal repayments on mortgage-backed securities	5,593	5,979	2,542
Maturities of investment securities	27,548	32,414	5,064
Gain on sale of investment securities	—	(33)	(150)
Net amortization of premium	(9)	151	36
Change in net unrealized gains (losses) on available-for-sale securities	(1,689)	(452)	(1,979)
Ending balance	$103,238	$82,471	$73,525

The following table sets forth at the dates indicated certain information regarding the amortized cost and market values of the Bank’s investment and mortgage-backed securities, all of which were classified as available-for-sale.

	At December 31,
	2002		2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities:
U.S. Government obligations	$32,111	$32,842	$37,519	$38,288	$62,930	$62,893
Equity investments	10,247	10,521	7,313	7,277	300	300
Municipal securities	34,765	35,608	23,488	23,050	878	878
Corporate bonds	8,871	9,011	—	—	—	—
Total investment securities	85,994	87,982	68,320	68,615	64,108	64,071
Mortgage-backed securities:
GNMA	4,661	4,687	4,611	4,641	4,892	4,865
FNMA	3,796	3,835	3,453	3,485	2,808	2,794
FHLMC	6,718	6,734	5,708	5,730	1,789	1,795
Total mortgage-backed securities	15,175	15,256	13,772	13,856	9,489	9,454
Total securities	$101,169	$103,238	$82,092	$82,471	$73,597	$73,525

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank’s securities portfolio, excluding equity securities, all of which were classified as available-for-sale, as of December 31, 2002.

	At December 31, 2002
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)

Mortgage-backed securities:

FHLMC	$86	5.97%	$—	—%	$391	7.11%	$6,257	3.40%	$6,734	3.65%
GNMA	—	—	—	—	66	10.09	4,621	4.27	4,687	4.35
FNMA	—	—	190	6.68	—	—	3,645	4.90	3,835	4.99
Total mortgage-backed securities	86	5.97	190	6.68	457	7.54	14,523	4.05	15,256	4.20

Municipal securities	530	2.50	1,346	3.47	293	4.25	33,439	4.77	35,608	4.68
Corporate bonds	1,979	5.27	7,032	6.89	—	—	—	—	9,011	6.53
U.S. Government Obligations	4,809	6.02	997	4.52	22,135	6.19	4,901	6.20	32,842	6.12
Total securities	$7,318	5.56	$9,375	6.15	$22,428	6.16	$38,340	4.95	$77,461	5.50

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

At December 31, 2002, the Bank’s deposits totaled $524.2 million, or 75.3%, of interest-bearing liabilities.  For the year ended December 31, 2002, the average balance of core deposits (savings, NOW, money market and non-interest-bearing checking accounts) totaled $285.1 million, or 60.1% of total average deposits.  At December 31, 2002, the Bank had a total of $209.9 million in certificates of deposit, of which $116.3 million had maturities of one year or less reflecting the shift in deposit accounts from savings accounts to shorter-term certificate accounts that has occurred in recent years.  For the year ended December 31, 2002, the average balance of core deposits represented approximately 54.4% of total deposits and average certificate accounts represented 36.1%, as compared to the average balance of core deposits representing 48.3% of total deposits and average certificate accounts representing 44.5% of deposits for the year ended December 31, 2001.  Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank’s core deposits and, based on historical experience and the Bank’s current pricing strategy, believes it will continue to retain a large portion of such accounts.  The Bank is not limited with respect to the rates it may offer on deposit products.

At December 31, 2002, the Bank had brokered deposits totaling $6.1 million.  These deposits were acquired in February 2002.

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

At December 31, 2002, the Bank had outstanding $74.7 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$7,136	3.48%
Over three through six months	6,833	3.56
Over six through 12 months	22,525	2.95
Over 12 months	38,233	4.03
Total	$74,727	3.61

The following table sets forth the distribution of the Bank’s deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	At December 31, 2002			At December 31, 2001
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)

Money market accounts	$140,857	26.87%	2.73%	$106,850	25.44%	4.00%
Passbook savings accounts	106,599	20.34	2.28	84,889	20.21	3.11
NOW accounts	34,201	6.52	1.01	30,646	7.29	1.07
Non interest-bearing accounts	32,655	6.23	—	23,286	5.54	—
Total	314,312	59.96	2.09	245,671	58.48	2.81
Certificates of deposit	209,878	40.04	4.02	174,413	41.52	5.76
Total deposits	$524,190	100.00%	2.86	$420,084	100.00%	4.22

	At December 31, 2000
	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)

Money market accounts	$40,098	10.85%	3.83%
Passbook savings accounts	75,802	20.51	3.76
NOW accounts	31,019	8.40	1.59
Non interest-bearing accounts	19,728	5.34	—
Total	166,647	45.10	2.94
Certificates of deposit	202,886	54.90	5.79
Total deposits	$369,533	100.00%	4.54

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

	Period to Maturity from December 31, 2002
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Total December 31, 2002
							At December 31,
							2001	2000
	(In thousands)
Certificate accounts:
4.00% or less	$96,085	$28,123	$9,528	$6,865	$830	$141,431	$54,005	$931
4.01 to 5.00%	10,478	15,323	7,286	16,752	2,357	52,196	47,689	16,226
5.01 to 6.00%	5,820	2,130	1,001	415	292	9,658	48,724	38,591
6.01 to 7.00%	3,523	168	2,450	—	—	6,141	23,455	140,525
7.01 to 8.00%	352	—	100	—	—	452	540	6,613

Total at December 31, 2002	$116,258	$45,744	$20,365	$24,032	$3,479	$209,878	$174,413	$202,886

Borrowed Funds.  The following table sets forth certain information regarding the Bank’s borrowed funds at or for the years ended on the dates indicated:

	At or For the Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
FHLB advances:
Average balance outstanding	$172,575	$164,783	$129,783
Maximum amount outstanding at any month-end during the year	$175,200	$175,200	$155,200
Balance outstanding at end of year	$171,700	$175,200	$140,200
Weighted average interest rate during the year	5.35%	5.45%	5.78%
Weighted average interest rate at end of year	5.27%	5.28%	5.83%

Subsidiary Activities

EFS Service Corporation.  Fox Valley Service Corporation of Elgin was renamed EFS Service Corporation (“EFSSC”) in October 2002 and is the Bank’s wholly-owned subsidiary which was incorporated in 1974 for the purpose of entering into joint venture real estate development projects.  On June 19, 2002, EFSSC purchased approximately 16 acres of land to be developed into 29 home-sites for single-family residences.  The construction will begin in 2003.  In addition, EFSSC currently owns a single parcel of real estate valued at $92,000.

EFS Financial Services, Inc.  Fox Valley Financial Services, Inc. was renamed EFS Financial Services, Inc. (“EFSFS”) in October 2002 and is the wholly owned subsidiary of EFS Service Corporation.  EFSFS is a service corporation that offers a wide variety of financial products and services for individuals and businesses, which includes various investment and insurance products.  EFSFS has four salespeople who are employed on a commission basis.

Computer Dynamics Group, Inc.  Computer Services Dynamics, Inc. was renamed Computer Dynamics Group, Inc. (“CDGI”) in 2002 and is the Company’s majority owned subsidiary, which was purchased on January 7, 2002, at a cost of $420,000.  CDGI is an information technology consulting/services company with main offices in West Chicago, Illinois, and generally services clients located in the Chicago metropolitan area.

Personnel

As of December 31, 2002, the Bank had 135 full-time employees and 41 part-time employees.  A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

The Commissioner has established a schedule for the assessment of “supervisory fees” upon all Illinois savings banks to fund the operations of the Commissioner.  These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter.  A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner.  The Commissioner also assesses fees for examinations conducted by the Commissioner’s staff, based upon the number of hours spent by the Commissioner’s staff performing the examination.  During the year ended December 31, 2002, the Bank paid approximately $68,000 in supervisory fees and expenses.

Regulations

Capital Requirements.  Under the Illinois law and the regulations of the Commissioner, an Illinois savings bank must maintain a minimum level of capital equal to the highest of 3% of total assets or the amount required to maintain insurance of deposits by the FDIC.  The Commissioner has the authority to require an Illinois savings bank to maintain a higher level of capital if deemed necessary based on the savings bank’s financial condition, history, management or earnings prospects.

The FDIC has also adopted risk-based capital guidelines to which the Bank is subject.  The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets.  Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.  The guidelines divide a savings bank’s capital into two tiers.  The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations).  Recent regulatory amendments require the deduction from Tier 1 capital of a percentage of the carrying value of investments in equity securities of non-financial companies acquired after March 13, 2000.  Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt, a portion of pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values and the allowance for loan losses, subject to certain limitations, less required deductions.  Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio.  These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth.  All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 1%.  The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant.

The following is a summary of the Bank’s regulatory capital at December 31:

	2002	2001
Total Capital to Total Assets	8.96%	9.58%
Total Capital to Risk-Weighted Assets	13.41%	14.58%
Tier I Leverage Ratio	8.92%	9.53%
Tier I to Risk-Weighted Assets	12.82%	14.09%

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

The Bank is also subject to a loans-to-one borrower limitation.  Under the Illinois law, the total loans and extensions of credit by the Bank to any person outstanding at one time must not exceed the greater of $500,000 or 25% of the Bank’s total capital plus general loan loss reserves.  In addition, the Bank may make loans in an amount equal to an additional 10% of the Bank’s capital plus general loan loss reserves if secured by readily marketable collateral.

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

Transactions with Affiliates

Federal law governs transactions between depository institutions and their affiliates.  An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than certain subsidiaries. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies that are controlled by such parent holding company are affiliates of the savings bank.  Generally, the extent to which the savings bank or its subsidiaries may engage in “covered transactions,” including loans, with any one affiliate is limited to 10% of such savings bank’s capital stock and surplus, and there is an aggregate limit on all such transactions with all affiliates of 20% of such capital stock and surplus.  Federal law also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate.  Covered transactions and a broad list of other specified transactions also must be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF.  During 2002, FICO payments for SAIF members approximated 1.75 basis points of assessable deposits.

The Bank’s assessment rate for 2002 was zero.  Payments toward the FICO bonds amounted to $76,000.  The FDIC has authority to increase insurance assessments.  A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows:  for that portion of transaction accounts aggregating $42.1 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.1 million, the reserve requirement is $1.083 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.1 million.  The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The Bank is in compliance with the foregoing requirements at December 31, 2002.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater.  The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2002 of $9.4 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.  For the years ended December 31, 2002, 2001 and 2000, dividends from the FHLB to the Bank amounted to approximately $483,000, $539,000 and $508,000, respectively.

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

In order to elect and continue to be regulated as a savings and loan holding company by the OTS, the Bank must continue to qualify as a qualified thrift lender.  This requires the Bank to maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test.  Under the Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period.  A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions.  As of December 31, 2002, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments.  The Bank also met the test in each of the prior 12 months and, therefore, is a qualified thrift lender.  Recent legislative amendments have broadened the scope of “qualified thrift investments” that go toward meeting the test to fully include credit card loans, student loans and small business loans.

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

FEDERAL AND STATE INCOME TAXATION

Federal Taxation

General.  The Company files a consolidated federal income tax return.  To the extent a member incurs a loss that is utilized to reduce the consolidated federal tax liability, that member will be reimbursed for the tax benefit utilized from the member(s) incurring federal tax liabilities.

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

The 1996 Act.  The Bank is required to recapture (i.e. take into income) over a six-year period the excess of the balance of its tax bad debt reserves as of December 31, 1996 over the balance of such reserves as of December 31, 1987.   As of December 31, 1995, the Bank’s tax bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $2.2 million.  However, the Bank will not incur an additional tax liability related to its tax bad debt reserves since the Bank has previously provided deferred taxes on the recapture amount.

Distributions.  Under the 1996 Act, if the Bank makes “non-dividend distributions” to the Company, such distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank’s income.  The term “non-dividend distributions” is defined as distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation.  Dividends paid out of the Bank’s current or accumulated earnings and profits will not cause this pre-1988 reserve to be included in the Bank’s income.

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

Additional Item.  Executive Officers of the Registrant.

The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors or Named Executive Officers.  Each of the following executive officers has been employed at the Bank for at least five years except where noted.  The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or are replaced.

Name	Age at 12/31/02	Position
Randy C. Blackburn	43	Senior Vice President/Information Technology - Employed by Bank since 1997. Prior to joining the Bank Mr. Blackburn was Director of Operations at Computer Dynamics Group in West Chicago, Illinois.

Stephen P. DuBois	53	Senior Vice President/Marketing - Employed by Bank since 2000. Prior to joining the Bank Mr. DuBois was Account Executive at WJZI FM Radio in Milwaukee, Wisconsin.

Jerry L. Gosse	67	Vice President/Compliance Officer - Employed by Bank since 1993.

Sandra L. Sommers	60	Senior Vice President/Savings - Employed by Bank since 1960.

Joseph E. Stanczak	50	Senior Vice President - Employed by Bank since 1974.

Item 2. Properties.

The Bank conducts its business through an executive and full-service branch office located in Elgin and seven other full-service branch offices.  The downtown Elgin, Illinois branch was relocated to a larger downtown facility in 2002.  The Company believes that the Bank’s facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2002
				(In thousands)
Executive/Main/Branch Office:
1695 Larkin Avenue	Owned	1973	—	$1,065
Elgin, Illinois 60123
Branch Offices:
850 Summit Street	Owned	1983	—	393
Elgin, Illinois 60120
1000 S. McLean Boulevard	Leased	1996	2011	131
Elgin, Illinois 60123
390 South Eighth Street	Owned	1980	—	1,025
Route 31 & Village Quarter Road
West Dundee, Illinois 60118
13300 Route 47	Owned	1998	—	2,794
Huntley, Illinois 60142
543 East Main Street	Leased	2000	2015	224
East Dundee, Illinois 60118
28 North Grove Street	Owned	2002	—	1,160
Elgin, Illinois 60123
2429 Randall Road	Owned	2002	—	3,322
Carpentersville, Illinois 60110
Other Properties:
44 South Lyle Street	Owned	1986	—	67
Elgin, Illinois 60123(1)
1665 Larkin Avenue	Owned	1996	—	1,180
Elgin, Illinois 60123(2)
176 East Chicago Avenue	Owned	1953	—	149
Elgin, Illinois 60120(3)
Randall Road and Dean Street	Owned	2002	—	600
St. Charles, Illinois 60174(4)
Randall Road	Owned	2002	—	2,315
Crystal Lake, Illinois (4)

(1)                       The property consists of one commercial retail unit and a parking lot.  The property is located across the street from the Bank’s main office and the parking lot is utilized by Bank customers and employees.

(2)                       The property is located immediately adjacent to the Bank’s main office.  The Lifestyle Advantage, Information Technology, Human Resources and Marketing Departments are located in this property.

(3)                       This is the prior downtown Elgin branch.  The branch was relocated to the 28 North Grove building in 2002.

(4)                       These properties consist of land for future branch locations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Company’s Common Equity and Related Stockholder Matters.

The Common Stock of the Company is traded on the American Stock Exchange under the symbol “EFC.”  The stock began trading on April 3, 1998.  During 2002 and 2001, the Company declared dividends to its shareholders amounting to $0.535 and $0.50 per share, respectively.  As of March 7, 2003, there were approximately 2,352 shareholders of the Common Stock of the Company, which includes shares held in street name.  The following table sets forth for the quarters indicated the range of high and low sale price information for the Common Stock of the Company as reported on the American Stock Exchange and dividends declared.

	Year Ended December 31, 2002
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$18.50	$17.90	$18.50	$14.30
Low	16.50	15.90	13.96	13.40
Dividends	0.1375	0.1350	0.1325	0.1300

	Year Ended December 31, 2001
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$14.50	$12.39	$11.70	$11.25
Low	12.10	11.50	10.35	10.25
Dividends	0.1275	0.1250	0.1250	0.1225

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

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

In the event of sharply rising interest rates, the Bank has, with retention in mind, competitively priced deposits.  During 2002, the Bank focused on attracting money market accounts as well as time deposits.  As necessary, the Bank has offered competitive special products to increase retention.  Historically, the Bank has retained significant levels of maturing time deposits based on the above practice, as well as effective customer service and long-standing relationships with customers.  For the year ended December 31, 2002, the Bank retained 89.1% of funds maturing from time deposits.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet.  The following table sets forth certain information relating to the Bank for the years ended December 31, 2002, 2001 and 2000.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs.  Average balances are derived from average monthly balances. The yields and costs include fees that are considered adjustments to yields.  Tax-exempt income has been calculated on a tax equivalent basis using a 34% tax rate.

	For the Year Ended December 31,
	2002			2001			2000
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term deposits	$27,611	$269	0.97%	$28,416	$751	2.64%	$17,511	$693	3.96%
Investment securities	75,853	4,385	5.78	61,201	3,947	6.45	65,744	4,550	6.92
Mortgage-backed and mortgage- related securities	12,811	641	5.00	12,874	827	6.42	10,519	835	7.94
Mortgage loans, net	486,881	34,530	7.09	445,761	33,632	7.54	402,871	30,362	7.54
Other loans	80,103	5,174	6.46	55,127	4,308	7.81	31,693	2,868	9.05
FHLB stock	9,190	483	5.26	8,541	539	6.31	6,835	508	7.43
Total interest-earning assets	692,449	45,482	6.57	611,920	44,004	7.19	535,173	39,816	7.44
Noninterest-earning assets	40,089			21,466			20,579
Total assets	$732,538			$633,386			$555,752
Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
Money market accounts	$121,957	$3,335	2.73%	$76,406	$3,057	4.00%	$32,921	$1,261	3.83%
Passbook savings accounts	101,257	2,308	2.28	74,726	2,325	3.11	74,560	2,807	3.76
NOW accounts	31,833	321	1.01	28,848	309	1.07	28,724	457	1.59
Certificates of deposit	189,140	7,603	4.02	186,883	10,764	5.76	196,301	11,374	5.79
Total deposits	444,187	13,567	3.05	366,863	16,455	4.49	332,506	15,899	4.78
FHLB advances	172,991	9,254	5.35	164,783	8,978	5.45	129,783	7,502	5.78
Total interest-bearing liabilities	617,178	22,821	3.70	531,646	25,433	4.78	462,289	23,401	5.06
Noninterest-bearing liabilities	43,213			33,778			27,927
Total liabilities	660,391			565,424			490,216
Total equity	72,147			67,962			65,536
Total liabilities and equity	$732,538			$633,386			$555,752
Net interest income		$22,661			$18,571			$16,415
Interest rate spread			2.87%			2.41%			2.38%
Net interest margin as a percent of interest-earning assets			3.27%			3.03%			3.07%
Ratio of interest-earning assets to interest-bearing liabilities			112.20%			115.10%			115.77%

Rate/Volume Analysis.  The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to:  (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes due to a combination of volume and rate; and (iv) the net change.  The change in interest, not solely due to changes in volume or rates, has been consistently allocated in proportion to the absolute dollar amount of the change in each.

	Year Ended December 31, 2002 Compared to Year Ended December 31, 2001				Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Vol./Rate	Net	Volume	Rate	Vol./Rate	Net
	(In thousands)
Interest-earning assets:
Short-term deposits	$(21)	$(475)	$14	$(482)	$432	$(231)	$(143)	$58
Investment securities	945	(410)	(98)	437	(314)	(309)	20	(603)
Mortgage-backed and mortgage-related securities, net	(4)	(183)	1	(186)	187	(160)	(35)	(8)
Mortgage loans, net	3,100	(2,006)	(196)	898	3,270	-	-	3,270
Other loans	1,950	(744)	(340)	866	2,121	(393)	(288)	1,440
FHLB stock	41	(90)	(6)	(55)	127	(77)	(19)	31
Total interest-earning assets	6,011	(3,908)	(625)	1,478	5,823	(1,170)	(465)	4,188
Interest-bearing liabilities:
Money market accounts	1,822	(970)	(574)	278	1,666	56	74	1,796
Passbook savings accounts	825	(620)	(222)	(17)	6	(487)	(1)	(482)
NOW accounts	32	(17)	(3)	12	2	(149)	(1)	(148)
Certificates of deposit	130	(3,252)	(39)	(3,161)	(548)	(59)	(3)	(610)
FHLB advances	447	(165)	(6)	276	2,019	(427)	(116)	1,476
Total interest-bearing liabilities	3,256	(5,024)	(844)	(2,612)	3,145	(1,066)	(47)	2,032
Net change in net interest income	$2,755	$1,116	$219	$4,090	$2,678	$(104)	$(418)	$2,156

Comparison of Financial Condition For the Years Ended December 31, 2002 and December 31, 2001

Total assets at December 31, 2002 were $782.4 million, which represented an increase of $109.0 million, or 16.2%, compared to $673.4 million at December 31, 2001.  The change in total assets was primarily due to increases in loans receivable, investment securities, and cash and cash equivalents.  Loans receivable, net, increased by $59.9 million, or 11.2%, to $597.0 million at December 31, 2002 as compared to $537.1 million at December 31, 2001.  The increase in loans receivable was attributable to a $30.5 million increase in the Bank’s one- to four-family mortgage loan portfolio; a $9.3 million increase in the commercial real estate loan portfolio; and a $3.3 million increase in the commercial business loan portfolio, which was partially offset by a $15.6 million decrease in the multi-family mortgage loan portfolio during the year ended December 31, 2002.  The overall increase in loans is primarily attributed to the Bank’s market area and current interest rate environment.  Investment securities increased by $19.4 million to $88.0 million at December 31, 2002, as compared to $68.6 million at December 31, 2001.  This increase was due to a $12.6 million increase in municipal securities, a $3.2 million increase in FNMA preferred stock, and a $9.0 million increase in corporate bonds, which was partially offset by a $5.4 million decrease in U.S. Government obligations.  Cash and cash equivalents increased $14.6 million to $32.8 million at December 31, 2002 as compared to $18.2 million at December 31, 2001.  The growth in total assets was funded by increases in deposits.  Deposits increased $104.1 million, or 24.8%, to $524.2 million at December 31, 2002 from $420.1 million at December 31, 2001.  The increase in deposits is largely due to increased advertising and a new branch office.  Stockholders’ equity increased by $6.2 million to $74.8 million at December 31, 2002 as compared to $68.6 million at December 31, 2001.  This increase is primarily the result of the Company’s net income during the year and a $1.0 million increase in the Company’s accumulated other comprehensive income relating to its available-for-sale investment portfolio, offset by dividends paid.

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

General. The Company’s net income increased $1.5 million, to $6.1 million for the year ended December 31, 2002, from $4.6 million for the year ended December 31, 2001.

Interest Income.   Interest income increased $1.2 million, or 2.7%, to $45.0 million for the year ended December 31, 2002, compared with 2001.  This increase resulted from an increase in average interest-earning assets, partially offset by a decrease in average yield.  The largest component was an increase of $898,000 in mortgage loan interest income for the year ended December 31, 2002.  This resulted from an increase in average balance of $41.1 million offset by a decrease in average yield of 62 basis points.  Another component was an increase of $881,000 in other loan interest income for the year ended December 31, 2002.  This resulted from an increase in average balance of $25.0 million offset by a decrease in average yield of 135 basis points.  This was partially offset by a decrease of $416,000 in interest income on investment securities, FHLB stock and short-term deposits.  This resulted from an increase in average balance of $14.5 million offset by a decrease in average yield of 78 basis points.  Overall, the average yield on the Bank’s interest-earning assets decreased by 62 basis points to 6.57% for the year ended December 31, 2002 from 7.19% for the year ended December 31, 2001.  The decrease in average yield is due to a general decrease in interest rates.  The average balance of interest-earning assets increased by $80.5 million, or 13.2%, to $692.4 million for the year ended December 31, 2002 from $611.9 million in 2001.

Interest Expense.   Interest expense decreased by $2.6 million, or 10.3%, to $22.8 million for the year ended December 31, 2002, from $25.4 million for the year ended December 31, 2001.  This decrease resulted from the decrease in the average rate paid on interest-bearing liabilities offset by the increase in the average balance of interest-bearing liabilities.  The average rate paid on total deposits decreased 108 basis points to 3.70% for the year ended December 31, 2002 from 4.78% for the year ended December 31, 2001.  The related average balance of deposits increased $77.3 million, or 21.1%, to $444.2 million for the year ended December 31, 2002 from $366.9 million for the comparable period in 2001.  This increase was partially offset by a decrease in the average rate paid on those deposits of 144 basis points to 3.05% for the year ended December 31, 2002 compared to 4.49% for the year ended December 31, 2001.  Interest expense resulting from borrowed money increased by $276,000.  The average rate paid on borrowed money decreased by 10 basis points to 5.35% for the year ended December 31, 2002 from 5.45% for the year ended December 31, 2001.  This decrease in average rate paid was partially offset by an increase of $8.2 million in the average balance of borrowed money to $173.0 million for the year ended December 31, 2002 from $164.8 million for the year ended December 31, 2001.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $3.8 million, or 20.6%, to $22.2 million for the year ended December 31, 2002 from $18.4 million for 2001.  This increase was primarily attributable to an $80.5 million increase in average interest-earning assets, at an average yield of 6.57%, offset by an increase in the average balance of interest-bearing liabilities of $85.5 million, at an average cost of 3.70%.  This combination resulted in an increase in interest rate spread of 46 basis points to 2.87% for the year ended December 31, 2002, as compared to 2.41% for the year ended December 31, 2001.  The increase in interest rate spread is due to a general decrease in rates in the Bank’s local market area as well as deposits repricing faster than loans.  The net interest margin as a percent of interest-earning assets increased by 24 basis points to 3.27% for the year ended December 31, 2002 as compared to 3.03% for the comparable period in 2001.

Provision for Loan Losses.   The Bank’s provision for loan losses increased by $400,000 to $900,000 for the year ended December 31, 2002 from $500,000 in 2001.  This increase is primarily due to the increased risk in the loan portfolio based on uncertain economic conditions and a greater emphasis placed on commercial lending. At December 31, 2002 and 2001, non-performing loans totaled $2.4 million and $2.6 million, respectively.  At December 31, 2002 and 2001 the balance of the allowance for loan losses totaled $3.1 and $2.3 million, respectively.  At December 31, 2002, the ratio of the allowance for loan losses to non-performing loans was 131.1% compared to 87.4% at December 31, 2001.  The ratio of the allowance to total loans was 0.53% and 0.42% at December 31, 2002 and 2001, respectively.  Net charge-offs totaled $14,000 and $126,000 in 2002 and

2001, respectively.   Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, impairments in the current loan portfolio, and other factors.  This analysis is designed to reflect credit losses for specifically identified loans, as well as credit losses in the remainder of the loan portfolio.  The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank’s portfolio.  The reserve methodology also critically assesses those loans adversely classified in the portfolio by management as doubtful, substandard or special mention.  These allowance components are set at a higher factor than the non-classified one- to four-family loans in the portfolio to reflect the greater level of risk to which management believes the Bank is exposed.  Management believes that the allowance for loan losses is currently adequate to cover probable losses in the existing loan portfolio.  While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control.  In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

Noninterest Income.  Noninterest income totaled $4.3 million and $1.8 million for the years ended December 31, 2002 and 2001, respectively.  Insurance and brokerage commissions increased $86,000 to $405,000 for the year ended December 31, 2002 from $319,000 for the comparable period in 2001.  Other income increased by $771,000 to $842,000 for the year ended December 31, 2002 from $70,000 for the year ended December 31, 2001.  This increase is primarily related to the increase in cash surrender value of Bank Owned Life Insurance.  Service fees increased $371,000 to $1.6 million for the year ended December 31, 2002 from $1.2 million for the comparable prior year period.  Revenues of $1.3 million were generated by Computer Dynamics Group, Inc. (“CDGI”).  As previously reported, the Company purchased a controlling interest in CDGI for $420,000 in January 2002.  CDGI is an information technology consulting/services company with main offices in West Chicago, Illinois and generally services clients located in the Chicago metropolitan area.

Noninterest Expense.   Noninterest expense increased by $4.0 million, to $16.6 million for the year ended December 31, 2002 from $12.6 million for the comparable period in 2001.  Compensation and benefits increased by $2.5 million, or 33.3%, to $10.2 million for the year ended December 31, 2002 compared to $7.7 million for the year ended December 31, 2001.  This increase is primarily due to a combination of annual salary increases, the addition of staff and the related compensation and benefits of CDGI. The additional staff expenses are primarily attributed to the opening of a new branch office.  All other operating expenses, including advertising, depreciation and repairs, marketing, insurance, postage, communications, data processing and other office expense increased by a combined $1.5 million, or 30.6%, to $6.4 million for the year ended December 31, 2002 compared to $4.9 million for the comparable period in 2001.  Of this increase, $203,000 is related to marketing and advertising expenses relating to a new branch office and increased advertising for EFS Financial Services, Inc., the Bank’s wholly owned subsidiary, which offers a full range of investment products.

Income Tax Expense.  Income tax expense totaled $2.9 million for the year ended December 31, 2002 compared to $2.5 million for the comparable period in 2001.  The increase in the provision for income taxes was the result of an increase in pretax income of $1.8 million, to $9.0 million for the year ended December 31, 2002 from $7.2 million for the same period in 2001.  The effective income tax rate decreased to 32.1% for the year ended December 31, 2002 from 35.1% for the preceding year.  The decrease in the effective tax rate is primarily due to the increase in municipal securities available-for-sale and investment in bank owned insurance for which income is non-taxable.

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

General. The Company’s net income increased $774,000, to $4.6 million for the year ended December 31, 2001, from $3.9 million for the year ended December 31, 2000.

Interest Income. Interest income increased $4.0 million, or 10.1%, to $43.8 million for the year ended December 31, 2001, compared with the year ended December 31, 2000.  This increase resulted from an increase in average interest-earning assets offset by a decrease in average yield.  The largest component was an increase of $3.3 million in mortgage loan interest income for the year ended December 31, 2001.  This resulted from an increase in average balance of $42.9 million, while the average yield remained unchanged at 7.54% for both year-end periods.  This was partially offset by a decrease of $693,000 in interest income on investment and mortgage-backed securities available-for-sale and short-term deposits.  This resulted from an increase in average balance of $8.7 million offset by a decrease in average yield of 123 basis points.  Overall, the average yield on the Bank’s interest-earning assets decreased by 25 basis points to 7.19% for the year ended December 31, 2001 from 7.44% for the year ended December 31, 2000.  The decrease in average yield is due to a general decline in interest rates.  The average balance of interest-earning assets increased $76.7 million, or 14.3%, to $611.9 million for the year ended December 31, 2001 from $535.2 million for the comparable period in 2000.

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

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $2.0 million, or 12.2%, to $18.4 million for the year ended December 31, 2001 from $16.4 million for the year ended December 31, 2000.  This increase was primarily attributed to a $76.7 million increase in average interest-earning assets, at an average yield of 7.19%, offset by an increase in the average balance of interest-bearing liabilities of $69.4 million, at an average cost of 4.78%.  The interest rate spread increased 3 basis points to 2.41% for the year ended December 31, 2001 from 2.38% for the year ended December 31, 2000.  The net interest margin as a percent of interest-earning assets decreased 4 basis points to 3.03% for the year ended December 31, 2001 as compared to 3.07% for the comparable period in 2000.

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

Noninterest Expense. Noninterest expense increased by $1.2 million, to $12.6 million for the year ended December 31, 2001 from $11.4 million for the comparable period in 2000.  Compensation and benefits increased by $836,000, or 12.2%, to $7.7 million for the year ended December 31, 2001 compared to $6.8 million for the year ended December 31, 2000.  This increase was primarily due to a combination of annual salary increases and the addition of staff.  The additional staff expenses are partially attributed to the opening of the Bank’s newest branch in June 2000.  All other operating expenses, including advertising, depreciation and repairs, marketing, postage, communications, data processing and other office expense increased by a combined $368,000, or 8.1% to $4.9 million for the year ended December 31, 2001 compared to $4.5 million for the comparable period in 2000.  Of this increase, $194,000 is related to office building expenses; $102,000 of data processing expense; and $144,000 of NOW account operating expenses.  The efficiency ratio improved to 62.2% for the year ended December 31, 2001 from 64.2% for the comparable prior year period.  In addition, the noninterest expense to average total asset ratio decreased 6 basis points to 1.99% at December 31, 2001 from 2.05% for the prior year period.  Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

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

Contractual Obligations and Commercial Commitments

The Bank has certain obligations and commitments to make future payments under contracts.  At December 31, 2002, the aggregate contractual obligations and commercial commitments are:

	Period to Maturity from December 31, 2002
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	Total December 31, 2002
	(In thousands)
Contractual obligations:
Certificates of deposit	$116,258	$45,744	$20,365	$24,032	$3,479	$—	$209,878
Federal home loan bank advances	5,000	32,700	15,000	5,000	—	114,000	171,700
Operating leases	109	106	86	65	65	260	691
Total at December 31, 2002	$121,367	$78,550	$35,451	$29,097	$3,544	$114,260	$382,269

	Period to Maturity from December 31, 2002
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	Total December 31, 2002
	(In thousands)
Other commercial commitments:
Lines of credit	$6,906	$2,404	$287	$1,162	$384	$14,924	$26,067
Loan commitments	12,773	—	—	—	—	—	12,773
Letters of credit	1,873	788	256	10	2,000	—	4,927
Total at December 31, 2002	$21,552	$3,192	$543	$1,172	$2,384	$14,924	$43,767

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

The primary investing activities of the Bank are the origination of primarily residential one-to four-family loans and, to a lesser extent, multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed and mortgage-related securities.  During the years ended December 31, 2002, 2001, and 2000, the Bank’s loan originations totaled $179.2 million, $206.6 million and $94.8 million, respectively.  In addition, the Bank purchased loans totaling

$79.6 million, $65.2 million and $46.7 million for the same time periods.  Primarily deposit growth, FHLB advances and principal repayments on loans, and mortgage-backed securities funded these activities.  The Bank experienced a net increase in total deposits of $104.1 million, $50.6 million and $45.7 million for the years ended December 31, 2002, 2001, and 2000, respectively.  This increase can be attributed to an aggressive marketing campaign as well as the addition of a branch office.  In addition, FHLB advances decreased $3.5 million, and increased $35.0 million and $25.0 million, respectively for the same time periods.  The level of interest rates affects deposit flows, the interest rates and products offered by the local competitors and the Bank, and other factors.

The Bank’s most liquid assets are cash and interest-bearing demand accounts.  The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.  At December 31, 2002, cash and interest-bearing demand accounts totaled $32.8 million, or 4.2% of total assets.  The Bank closely monitors its liquidity position on a daily basis.  On a longer-term basis, the Bank maintains a strategy of investing in various lending products as described in greater detail under Item 1 to this Annual Report.  In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances.  At December 31, 2002, the Bank had $171.1 million of outstanding FHLB borrowings.

Outstanding commitments to originate first mortgage loans totaled $12.8 million at December 31, 2002.  Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments.  Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2002, totaled $116.3 million.  For the year ended December 31, 2002, the Bank experienced an 89.1% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits.  The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits.  From time to time, the Bank will also offer competitive special products to its customers to increase retention.  Based upon the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

At December 31, 2002, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $68.5 million, or 8.92% of adjusted assets, which is above the required level of $30.7 million, or 4.00%, and risk-based capital of $71.7 million, or 13.41% of adjusted assets, which is above the required level of $42.8 million, or 8.00%.

The capital injection resulting from the Conversion in 1998 of $72.8 million significantly increased liquidity and capital resources.  A portion of the net proceeds was invested in marketable securities.  The initial level of liquidity has been reduced as net proceeds are utilized for general corporate purposes, including the funding of lending activities and expansion of facilities and to a greater degree the repurchase of the Company’s common stock.  During 2002, the Company repurchased 56,800 shares of the Company’s common stock at an average price per share of $16.84.  The Company believes that stock repurchases are a good way to manage its excess capital and a sound investment decision.  The primary source of funding for the Company is dividend payments from the Bank, sales and maturities of investment securities and, to a lesser extent, earnings on investments and deposits held by the Company.  Dividend payments by the Bank have primarily been used to fund stock repurchase programs and pay dividends on Company stock.  These repurchases totaled $34.5 million as of December 31, 2002.  The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the provisions of the Illinois state banking regulations and the Federal Deposit Insurance Corporation.  Additionally, the Illinois State Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends that are otherwise permissible by regulation for safety and soundness reasons.  Under Illinois banking law, an Illinois state chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Commissioner is required if the total of all dividends declared in a calendar year would exceed 50% of the Bank’s net profits for that year if the Bank has total capital of less than 6% of total assets.  A savings bank may not declare dividends in excess of its net profits in any year without the approval of the Commissioner.  To the extent the Bank were to apply to pay a dividend or capital distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made such application would be approved by the regulatory authorities.  See also “Regulation and Supervision” on page 27.

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

Impact of Accounting Standards

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (SFAS No. 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  SFAS No. 142 was effective January 1, 2002 for calendar year companies.  The adoption of SFAS No. 141 and No. 142 did not have a material impact on the Company’s results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.  Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions.”  This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except transactions between two or more mutual enterprises.  The provisions of this Statement that relate to the application of SFAS No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises.  The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142.  If certain criteria in this SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon the adoption of SFAS No. 142, and financial institutions meeting these conditions will be required to restate previously issued financials.  Provisions of this statement that relate to the application of the purchase method of accounting are effective for acquisitions on or after October 1, 2002.  The provision of this Statement relating to accounting for impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (FAS 148).  FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has included the new disclosures in Note 12 of the Notes to Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), an interpretation of FASB Statement Nos. 5, 57 and 107, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation expands the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees.  In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party.  Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance.  Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging

Activities,” a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price.  The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of the future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligation under the guarantee.  The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.  The Company does not expect the requirements of FIN 45 to have a material effect on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Bank’s interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates similar to the assumptions utilized for the Gap Table.  The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates; whichever produces a larger decline.  The higher the institution’s Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be.  The following NPV Table sets forth the Bank’s NPV as of December 31, 2002.

Change in Interest Rates In Basis Points (Rate Shock)
	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)

300	$58,951	$(33,430)	(36.19)%	7.68%	(32.81)%
200	71,601	(20,780)	(22.49)	9.17	(19.77)
100	83,502	(8,879)	(9.61)	10.51	(8.05)
Static	92,381	—	—	11.43	—
(100)	94,601	2,220	2.40	11.55	1.05
(200)	90,959	(1,422)	(1.54)	11.03	(3.50)
(300)	88,481	(3,900)	(4.22)	10.64	(6.91)

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

For a further discussion regarding Quantitative and Qualitative Disclosure about Market Risk, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk and Market Risk Analysis.”

Item 8. Financial Statements and Supplementary Data.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors
EFC Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of EFC Bancorp, Inc. and subsidiaries (the Company) as of December 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFC Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Chicago, Illinois
March 3, 2003

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001

Assets
Cash and cash equivalents:
On hand and in banks	$4,277,209	3,186,966
Interest bearing deposits with financial institutions	28,567,081	14,988,324
Total cash and cash equivalents	32,844,290	18,175,290

Loans receivable, net	597,038,305	537,070,664
Mortgage-backed securities available-for-sale, at fair value	15,255,684	13,855,715
Investment securities available-for-sale, at fair value	87,981,884	68,615,462
Foreclosed real estate	1,985,741	—
Stock in Federal Home Loan Bank of Chicago, at cost	9,362,200	8,891,900
Accrued interest receivable	3,887,410	3,682,120
Office properties and equipment, net	16,796,685	10,990,206
Real estate held for development	2,934,072	—
Bank owned life insurance	12,246,803	10,854,000
Other assets	2,042,852	1,308,083
Total assets	$782,375,926	673,443,440

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$524,189,844	420,084,289
Borrowed money	171,778,743	175,200,000
Income taxes payable	(40,717)	419,125
Accrued expenses and other liabilities	11,746,488	9,111,463
Total liabilities	707,674,358	604,814,877

Minority interest	(75,127)	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share. Authorized 25,000,000 shares; issued 7,491,434 shares at December 31, 2002 and 2001	74,914	74,914
Additional paid-in capital	71,834,834	71,663,695
Treasury stock, at cost, 2,854,293 and 2,884,873 shares at December 31, 2002 and 2001, respectively	(33,755,940)	(33,584,554)
Unearned employee stock ownership plan (ESOP), 399,544 and 439,498 shares at December 31, 2002 and 2001, respectively	(5,974,199)	(6,571,619)
Unearned stock award plan, 51,790 and 107,943 shares at December 31, 2002 and 2001, respectively	(576,164)	(1,200,866)
Retained earnings, substantially restricted	41,911,421	38,015,742
Accumulated other comprehensive income	1,261,829	231,251
Total stockholders’ equity	74,776,695	68,628,563
Commitments and contingencies
Total liabilities and stockholders’ equity	$782,375,926	673,443,440

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Interest income:
Loans secured by real estate	$34,529,608	33,631,702	30,354,576
Other loans	5,166,670	4,285,273	2,866,475
Mortgage-backed securities available-for-sale	641,146	826,999	835,232
Investment securities available-for-sale and interest bearing deposits with financial institutions	4,680,757	5,096,809	5,750,686
Total interest income	45,018,181	43,840,783	39,806,969
Interest expense:
Deposits	13,567,100	16,454,916	15,898,933
Borrowed money	9,254,173	8,978,165	7,502,220
Total interest expense	22,821,273	25,433,081	23,401,153
Net interest income before provision for loan losses	22,196,908	18,407,702	16,405,816
Provision for loan losses	900,000	500,000	363,000
Net interest income after provision for loan losses	21,296,908	17,907,702	16,042,816
Noninterest income:
Service fees	1,591,294	1,220,059	952,551
Real estate and insurance commissions	404,929	318,698	166,862
Information technology sales and service income, net	1,282,615	—	—
Gain (loss) on sale of foreclosed real estate	—	8,014	(7,413)
Gain on sale of securities	—	32,812	150,057
Gain on sale of loans	200,409	170,723	—
Bank owned life insurance	692,863	—	—
Other	148,757	70,392	67,718
Total noninterest income	4,320,867	1,820,698	1,329,775
Noninterest expense:
Compensation and benefits	10,234,785	7,676,007	6,839,922
Office building, net	2,387,286	1,695,108	1,500,822
Federal insurance premiums	76,311	74,853	68,084
Advertising	726,320	523,023	633,240
Data processing	888,634	829,076	727,170
NOW account operating expenses	498,104	357,121	213,144
Other	1,834,366	1,430,201	1,398,497
Total noninterest expense	16,645,806	12,585,389	11,380,879
Income before income taxes and minority interest	8,971,969	7,143,011	5,991,712

Income tax expense	2,882,339	2,507,811	2,130,043
Income before minority interest	6,089,630	4,635,200	3,861,669
Minority interest	57,682	—	—
Net income	$6,147,312	4,635,200	3,861,669
Earnings per share:
Basic	$1.46	1.09	0.87
Diluted	1.39	1.08	0.87

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2002, 2001, and 2000

	Number of common stock shares	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP plan shares	Unearned stock award plan shares	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 1999		$74,914	72,039,597	(27,671,724)	(7,766,459)	(2,472,242)	33,469,424	(1,251,421)	66,422,089

Treasury stock purchased	(325,981)	—	—	(3,315,593)	—	—	—	—	(3,315,593)
ESOP shares committed to be released	39,954	—	(216,931)	—	597,420	—	—	—	380,489
Stock award plan – shares allocated	57,328	—	(61,040)	—	—	637,774	—	—	576,734
Dividends declared ($0.48 per share)		—	—	—	—	—	(1,847,404)	—	(1,847,404)
Comprehensive income:
Net income		—	—	—	—	—	3,861,669	—	3,861,669
Change in net unrealized gain (loss) on securities available-for-sale, less reclassification adjustment for realized gains included in net income of $150,057		—	—	—	—	—	—	1,978,884	1,978,884
Income tax effect		—	—	—	—	—	—	(771,766)	(771,766)
Total comprehensive income									5,068,787
Balance at December 31, 2000		74,914	71,761,626	(30,987,317)	(7,169,039)	(1,834,468)	35,483,689	(44,303)	67,285,102

Treasury stock purchased	(227,708)	—	—	(2,597,237)	—	—	—	—	(2,597,237)
ESOP shares committed to be released	39,954	—	(128,832)	—	597,420	—	—	—	468,588
Stock award plan – shares allocated	56,953	—	30,901	—	—	633,602	—	—	664,503
Dividends declared ($0.50 per share)		—	—	—	—	—	(2,103,147)	—	(2,103,147)

Comprehensive income:
Net income		—	—	—	—	—	4,635,200	—	4,635,200
Change in net unrealized gain (loss) on securities available-for-sale, less reclassification adjustment for realized gains included in net income of $32,812		—	—	—	—	—	—	451,728	451,728
Income tax effect		—	—	—	—	—	—	(176,174)	(176,174)
Total comprehensive income									4,910,754
Balance at December 31, 2001		74,914	71,663,695	(33,584,554)	(6,571,619)	(1,200,866)	38,015,742	231,251	68,628,563

Treasury stock purchased	(56,800)	—	—	(956,564)	—	—	—	—	(956,564)
ESOP shares committed to be released	39,954	—	43,671	—	597,420	—	—	—	641,091
Stock options exercised	87,380	—	—	785,178	—	—	—	—	785,178
Stock award plan – shares allocated	56,153	—	127,468	—	—	624,702	—	—	752,170
Dividends declared ($0.535 per share)		—	—	—	—	—	(2,251,633)	—	(2,251,633)
Comprehensive income:
Net income		—	—	—	—	—	6,147,312	—	6,147,312
Change in net unrealized gain (loss) on securities available-for-sale		—	—	—	—	—	—	1,689,471	1,689,471
Income tax effect		—	—	—	—	—	—	(658,893)	(658,893)
Total comprehensive income									7,177,890
Balance at December 31, 2002		$74,914	71,834,834	(33,755,940)	(5,974,199)	(576,164)	41,911,421	1,261,829	74,776,695

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$6,147,312	4,635,200	3,861,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts, net	9,392	151,481	36,244
Provision for loan losses	900,000	500,000	363,000
FHLB of Chicago stock dividends	(470,300)	(538,300)	(507,800)
Deferred income tax expense (benefit)	(276,407)	192,517	108,909
Stock award plan shares allocated, net of tax effect	752,170	664,503	576,734
ESOP shares committed to be released	597,420	597,420	597,420
Change in fair value of ESOP shares	43,671	(128,832)	(216,931)
Depreciation and amortization of office properties and equipment	834,635	738,071	687,620
(Gain)/loss on sale of foreclosed real estate	—	(8,014)	7,413
Gain on sale of investment securities	—	(32,812)	(150,057)
Gain on sale of loans	(200,409)	(170,723)	—
Minority interest in subsidiary	(75,127)	—	—
Increase in bank owned life insurance	(692,863)	—	—
(Increase)/decrease in accrued interest receivable and other assets, net	(1,883,454)	(10,649,566)	(1,174,503)
Increase in income taxes payable, accrued expenses and other liabilities, net	2,401,319	3,327,567	648,074
Net cash provided by (used in) operating activities	8,087,359	(721,488)	4,837,792

Cash flows from investing activities:
Net (increase)/decrease in loans receivable	3,749,783	(26,520,097)	(22,051,226)
Purchases of loans receivable	(79,620,252)	(65,161,386)	(42,639,630)
Proceeds from the sale of loans	13,217,497	10,519,267	—
Purchase of real estate held for development	(2,934,072)	—	—
Purchases of mortgage-backed securities available-for-sale	(7,170,009)	(10,435,957)	—
Principal payments on mortgage-backed securities available-for-sale	5,593,387	5,978,113	2,542,344
Maturities of investment securities available-for-sale	27,547,993	32,413,522	5,063,818
Proceeds from sale of investment securities available-for-sale	—	4,032,812	7,063,076
Purchases of investment securities available-for-sale	(45,057,683)	(40,602,120)	(13,139,252)
Purchases of office properties and equipment	(6,641,114)	(2,723,957)	(1,051,530)
Purchases of stock in the Federal Home Loan Bank of Chicago	—	(593,600)	(1,492,200)
Cash used in acquisition of majority-owned subsidiary	(420,000)	—	—
Proceeds from sale of foreclosed real estate	—	4,104,916	160,732
Net cash used in investing activities	(91,734,470)	(88,988,487)	(65,543,868)

Cash flows from financing activities:
Net increase in deposits	104,105,555	50,550,934	45,654,062
Proceeds from borrowed money	622,636	60,000,000	119,000,000
Repayments on borrowed money	(4,043,893)	(25,000,000)	(94,000,000)
Purchase of treasury stock	(956,564)	(2,597,237)	(3,315,593)
Stock options exercised	785,178	—	—
Cash dividends paid	(2,196,801)	(2,091,103)	(1,783,317)
Net cash provided by financing activities	98,316,111	80,862,594	65,555,152
Net increase (decrease) in cash and cash equivalents	14,669,000	(8,847,381)	4,849,076

Cash and cash equivalents at beginning of year	18,175,290	27,022,671	22,173,595
Cash and cash equivalents at end of year	$32,844,290	18,175,290	27,022,671

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$22,759,969	25,366,680	23,153,805
Income taxes	3,121,000	2,207,500	2,030,000
Noncash investing activities – transfer of loans to foreclosed real estate	1,985,741	3,557,110	539,792

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(1)     Summary of Significant Accounting Policies

The following describes the more significant policies which EFC Bancorp, Inc. (the Company) follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of EFC Bancorp, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company purchased an 80% interest in Computer Dynamics Group, Inc. (“CDGI”) for $420,000 in January 2002.  CDGI is consolidated and a minority interest is recorded for the proportionate interest not owned by the Company.

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

EFS Bank (the Savings Bank) is principally engaged in the business of attracting deposits and investing these funds, together with borrowings, to originate and purchase primarily one-to-four family residential mortgages and construction loans and to purchase securities.

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

The allowance for loan losses is provided by charges to operations. The balance of the allowance is based on management’s estimate of probable losses in the loan portfolio and current economic conditions. Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

A provision for losses on specific loans is charged to operations when any permanent decline reduces the market value to less than the loan principal balance or carrying value less estimated costs to sell foreclosed real estate.

Management, considering current information and events regarding the borrower’s ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Loans past due three months or more are considered impaired. The amount of impairment for individual loans is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, on the present value of expected future cash flows discounted at the loan’s effective interest rate. Certain groups of small balance homogenous loans represented by installment and consumer credit and residential real estate loans are excluded from the impairment provisions.

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

Investment Securities and Mortgage-backed Securities

The Company classifies its investment and mortgage-backed securities in one of three categories: trading, available-for-sale, or held-to-maturity. Securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and measured at amortized cost. Securities purchased for the purpose of being sold in the near term are classified as trading securities and measured at fair value with any change in fair value included in earnings. All other securities that are not classified as held-to-maturity or trading are classified as available-for-sale. Securities classified as available-for-sale are measured at fair value with any changes in fair value reflected as a separate component of stockholders’ equity, net of related tax effects. Gains and losses on the sale of such securities are determined using the specific identification method. Securities that have losses deemed other than temporary are recognized as losses in the consolidated statement of income and a new cost basis is established.  The Company has classified all investment securities as available-for-sale at December 31, 2002 and 2001.

Discounts and premiums on mortgage-backed securities purchased are accreted and amortized to maturity, using a method which approximates the effective interest method. For investment securities, the straight-line method based upon the contractual life of the security is principally used, which approximates the effective interest method.

Office Properties and Equipment

Office properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed for financial reporting purposes principally on the straight-line basis over the estimated useful lives (5 to 40 years) of the respective assets.

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

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired through foreclosure, and is recorded at the lower of cost (principal balance of the former first mortgage loan plus costs of obtaining title and possession) or net realizable value, at the date of foreclosure. After foreclosure, additional charges are recorded to operations as necessary to reflect further impairment of the estimated net realizable value.

Employee Stock Ownership Plan (ESOP)

Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released annually to participants in the ESOP. The difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP is charged or credited to additional paid-in capital. Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated balance sheet at cost as a reduction of stockholders’ equity. Dividends on allocated ESOP shares are recorded as a reduction of stockholders’ equity; dividends on unallocated ESOP shares are used to pay debt service, and recorded as a reduction of debt and accrued interest.

Earnings per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash on hand and in banks and interest bearing deposits with financial institutions.

Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of changes in stockholders’ equity.

Basis of Presentation

Certain amounts for prior years have been reclassified to conform to the current year presentation.

(2)              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

	Year ended December 31
	2002	2001	2000

Basic:
Net income	$6,147,312	4,635,200	3,861,669

Weighted average common shares outstanding	4,215,039	4,249,640	4,422,427

Basic earnings per share	$1.46	1.09	0.87

Diluted:
Net income	$6,147,312	4,635,200	3,861,669

Weighted average common shares outstanding	4,215,039	4,249,640	4,422,427
Effect of dilutive stock options outstanding	204,985	47,134	61

Diluted weighted average common shares outstanding	4,420,024	4,296,774	4,422,488

Diluted earnings per share	$1.39	1.08	0.87

(3)              Loans Receivable, Net

Loans receivable, net are summarized as follows:

	December 31
	2002	2001

Mortgage loans:
One-to-four family residential	$405,952,832	375,451,938
Multifamily	42,497,672	58,093,093
Commercial	52,154,556	42,813,519
Construction and land	41,323,317	16,285,096

Total mortgage loans	541,928,377	492,643,646

Other loans:
Home equity loans	21,160,238	14,689,288
Commercial	33,315,091	30,045,720
Auto loans	1,115,795	763,688
Loans on savings accounts	1,017,541	334,800
Other	1,888,763	1,159,973

Total other loans	58,497,428	46,993,469

Total loans receivable	600,425,805	539,637,115

Less:
Deferred loan fees	246,354	311,305
Allowance for loan losses	3,141,146	2,255,146

Loans receivable, net	$597,038,305	537,070,664

Activity in the allowance for loan losses is summarized as follows:

	Year ended December 31
	2002	2001	2000

Balance at beginning of year	$2,255,146	1,881,084	1,544,577
Provision for loan losses	900,000	500,000	363,000
Charge-offs	(16,192)	(125,959)	(27,951)
Recoveries	2,192	21	1,458

Balance at end of year	$3,141,146	2,255,146	1,881,084

Loans receivable in arrears three months or more and on nonaccrual status or in the process of foreclosure are as follows:

	Number of loans	Amount	Percent of gross loans receivable

December 31, 2002	13	$1,076,762	0.18%
December 31, 2001	10	2,641,085	0.49
December 31, 2000	15	4,531,637	0.98

Interest income foregone that would have been recognized on non-accrual loans if such loans had performed in accordance with their contractual terms was $198,000, $187,000, and $89,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

There were no impaired loans at December 31, 2002 and 2001.

The Savings Bank offers to its employees, officers, and directors adjustable-rate mortgage loans for the purchase or refinance of the individual’s owner-occupied primary residence with interest rates which may be up to 1% below the rates offered to the Savings Bank’s other customers.  All other loans to officers, directors and to associates of such persons are made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other customers and do not involve more than a normal risk of collectibility.  As of December 31, 2002 and 2001 the outstanding balance on such loans was approximately $5,274,000 and $4,404,000, respectively. Loan originations, repayments, and other changes for the year ended December 31, 2002 were $3,217,000, $2,248,000, and $99,000, respectively.

(4)              Mortgage-backed Securities and Investment Securities Available-for-Sale

The amortized cost and estimated fair value of mortgage-backed securities and investment securities available-for-sale are summarized as follows:

	December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$6,717,546	38,837	(22,359)	6,734,024
Federal National Mortgage Association	3,795,954	39,454	(109)	3,835,299
Government National Mortgage Association	4,661,310	39,401	(14,350)	4,686,361
	15,174,810	117,692	(36,818)	15,255,684

Investment securities:
United States Government obligations	32,110,804	826,668	(95,895)	32,841,577
Municipal securities	34,764,789	905,781	(62,565)	35,608,005
Corporate bonds	8,870,890	156,126	(16,110)	9,010,906
Equity securities	10,247,703	302,910	(29,217)	10,521,396
	85,994,186	2,191,485	(203,787)	87,981,884
	$101,168,996	2,309,177	(240,605)	103,237,568

	December 31, 2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$5,707,530	37,920	(15,510)	5,729,940
Federal National Mortgage Association	3,453,241	33,582	(1,546)	3,485,277
Government National Mortgage Association	4,611,404	40,863	(11,769)	4,640,498
	13,772,175	112,365	(28,825)	13,855,715

Investment securities:
United States Government obligations	37,518,864	897,353	(128,248)	38,287,969
Municipal securities	23,488,194	33,439	(470,929)	23,050,704
Equity securities	7,312,843	28,000	(64,054)	7,276,789
	68,319,901	958,792	(663,231)	68,615,462
	$82,092,076	1,071,157	(692,056)	82,471,177

There were no sales of investment securities available-for-sale for the year ended December 31, 2002.  During the years ended December 31, 2001, and 2000, sales of investment securities available-for-sale totaled $4,032,812, and $7,063,076, respectively. These sales resulted in gross gains of $32,812, and $150,057 for the respective years.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized cost	Estimated fair value

Due in one year or less	$7,139,759	7,318,463
Due after one year through five years	9,236,131	9,374,531
Due after five years through ten years	22,983,919	22,428,374
Due after ten years	36,386,674	38,339,120
Equity securities	10,247,703	10,521,396

	$85,994,186	87,981,884

(5)              Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	December 31
	2002	2001
Loans receivable	$2,793,170	2,621,878
Mortgage-backed securities	93,871	98,453
Investment securities	1,000,369	961,789

	$3,887,410	3,682,120

(6)              Office Properties and Equipment

Office properties and equipment at cost is summarized as follows:

	December 31
	2002	2001
Land	$5,609,577	2,693,644
Land improvements	549,891	299,061
Office buildings	10,404,662	7,481,266
Leasehold improvements	492,345	454,860
Furniture, fixtures, and equipment	5,021,919	3,955,443
Construction in progress	—	658,234
	22,078,394	15,542,508

Less accumulated depreciation and amortization	(5,281,709)	(4,552,302)

	$16,796,685	10,990,206

Depreciation and amortization expense totaled $834,635, $738,071, and $687,620 for the years ended December 31, 2002, 2001, and 2000, respectively.

(7)              Real Estate Held for Development

On June 19, 2002, EFS Service Corporation, a wholly-owned subsidiary of the Bank, purchased approximately 16 acres of land located in West Dundee, Illinois.  This land will be developed into 29 home-sites for single-family residences.  The development of this property will begin in 2003.

(8)              Deposits

Deposit balances are summarized as follows:

	December 31, 2002		Stated or weighted average rate	December 31, 2001		Stated or weighted average rate
	Amount	Percent		Amount	Percent

Commercial checking accounts	$21,741,940	4.1%	—%	$14,387,774	3.4%	—%
NOW accounts - noninterest bearing	10,912,899	2.1	—	8,898,504	2.1	—
NOW accounts - interest bearing	34,201,191	6.5	1.01	30,646,178	7.3	1.07
Passbook	106,598,938	20.3	2.28	84,888,698	20.2	3.11
Money market accounts	140,856,886	26.9	2.73	106,850,171	25.5	4.00

Certificate accounts:
Fixed rates	130,204,987	24.9	3.50	112,431,729	26.8	4.57
Individual retirement accounts - 18-48 month fixed and variable rate	50,882,510	9.7	4.14	45,532,141	10.8	5.01
Jumbo certificates (with a minimum denomination of $100,000)	28,790,493	5.5	3.33	16,449,094	3.9	4.68

	$524,189,844	100.0%	3.05%	$420,084,289	100.0%	4.78%
Contractual maturity of certificate accounts ($100,000 or greater):
Under 3 months	$7,135,456	9.6%		$9,745,052	25.6%
Over 3 months through 6 months	6,833,041	9.1		6,123,529	16.1
Over 6 months through 12 months	22,525,183	30.1		12,112,330	31.8
Over 12 months	38,233,222	51.2		10,086,727	26.5

	$74,726,902	100.0%		$38,067,638	100.0%

The aggregate maturities of certificate accounts at December 31, 2002 are as follows (in thousands):

2003	$116,258
2004	45,744
2005	20,365
2006	24,032
2007	3,479

$209,878

Interest expense on deposits is summarized as follows for the years ended December 31:

	2002	2001	2000

Passbook accounts	$2,308,336	2,324,594	2,806,378
NOW accounts	320,846	308,862	457,244
Money market accounts	3,335,403	3,057,400	1,261,297
Certificate accounts	7,602,515	10,764,060	11,374,014

	$13,567,100	16,454,916	15,898,933

(9)              Borrowed Money

Borrowed money is summarized as follows:

		December 31, 2002		December 31, 2001
	Maturity	Weighted interest rate	Outstanding balance	Weighted interest rate	Outstanding balance
	(In thousands)

Advances from the Federal Home Loan Bank of Chicago:	2002	—%	$—	5.52%	$3,500
	2003	4.65	5,000	4.65	5,000
	2004	4.82	32,700	4.82	32,700
	2005	6.17	15,000	6.17	15,000
	2006	4.30	5,000	4.30	5,000
	2008	4.78	14,000	4.78	14,000
	2010	5.85	65,000	5.85	65,000
	2011	4.66	35,000	4.66	35,000

		5.27	$171,700	5.28%	$175,200

At December 31, 2002, $5,000,000 of the advances due in 2008 have adjustable interest rates. All other advances have fixed interest rates. At December 31, 2002, $134,000,000 in advances are callable by the Federal Home Loan Bank of Chicago (FHLB) beginning in 2003.

The Savings Bank adopted a collateral pledge agreement whereby it has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, performing first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the FHLB. The carrying value of the collateral was approximately $396,815,000 at December 31, 2002. All stock in the FHLB is also pledged as additional collateral for these advances.

(10)       Income Taxes

Income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000, is as follows:

	Year ended December 31
	2002	2001	2000

Current:	$
Federal	2,727,959	2,071,628	1,914,316
State	430,787	243,666	106,818

	3,158,746	2,315,294	2,021,134

Deferred:
Federal	(184,908)	168,966	95,586
State	(91,499)	23,551	13,323

	(276,407)	192,517	108,909

Total income tax expense	$2,882,339	2,507,811	2,130,043

The actual Federal income tax expense for 2002 and 2001 differs from the “expected” income tax expense for those periods (computed by applying the statutory U.S. Federal corporate tax rate of 34% to earnings before income taxes) as follows:

	2002	2001	2000

Tax expense based on the statutory U.S. federal corporate tax rate	$3,070,081	2,428,624	2,037,182
State income taxes, net of federal impact	269,747	169,537	82,256
Tax exempt interest income	(415,202)	(163,688)	(1,743)
Bank owned life insurance	(208,353)	—	—
Other, net	166,066	73,338	12,348

	$2,882,339	2,507,811	2,130,043

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are as follows:

	2002	2001

Deferred tax assets:
Allowance for loan losses	$1,216,842	873,616
Charitable contribution carryforward	899,614	1,193,930
Compensation expense	159,324	—
State net operating loss carryforward	65,728	—

Gross deferred tax assets	2,341,508	2,067,546

Less valuation allowance	(190,190)	(122,500)

	2,151,318	1,945,046

Deferred tax liabilities:
FHLB stock dividends	(719,145)	(532,037)
Loan fees	195,948	39,510
Depreciation	(546,549)	(479,792)
Tax bad debt reserve in excess of base year amount	(145,231)	(288,868)
Unrealized gain or securities available for sale	(806,743)	(147,850)
Other, net	(2,301)	(26,224)

Gross deferred tax liabilities	(2,024,021)	(1,435,261)

Net deferred tax asset	$127,297	509,785

Retained earnings at December 31, 2002 include approximately $2,328,000 of tax bad debt reserves for which no provision for Federal or state income tax has been made. If, in the future this amount, or a portion thereof, is used for certain purposes, then a Federal and state tax liability, at the then-current corporate income tax rates, will be imposed on the amounts so used.

For financial reporting purposes, a valuation allowance has been established at December 31, 2002 to offset the portion of the deferred tax asset from a charitable contribution carryforward, that may not be recognized upon expiration of the carryforward period in 2003.

(11)       Employee Benefit Plans

401(k) Plan and Trust

The Savings Bank adopted the Elgin Federal Financial Center 401(k) Employee Benefit Plan and Trust (Plan), effective November 1, 1986, for the exclusive benefit of eligible employees and their beneficiaries. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least six months of service for the Savings Bank and are age 20 or older. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 2% to 10% of their earnings, subject to Internal Revenue Service limitations. Matching contributions can be made at the Savings Bank’s discretion each Plan year. There were no contributions by the Savings Bank during 2002, 2001, and 2000.

Employee Stock Ownership Plan (ESOP)

In conjunction with the Savings Bank’s conversion, the Company formed an ESOP. The ESOP covers substantially all employees that are age 21 or over and with at least 1,000 hours of service. The ESOP borrowed $8,961,298 from the Company and purchased 599,314 common shares issued in the Conversion. The loan has a 15 year term, with an interest rate of 8.50%. The Savings Bank intends to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period of 15 years. During the years ended December 31, 2002, 2001, and 2000, 39,954 shares were allocated annually. ESOP expense for the years ended December 31, 2002, 2001, and 2000 totaled $439,498, $468,596, and $380,489, respectively. The fair value of unallocated shares totaled $7,292,000 and $6,087,000 at December 31, 2002 and 2001, respectively.

Stock Award Plan (SAP)

On October 27, 1998, the Company adopted a SAP which may grant up to 4%, or 299,657 shares of the common stock issued in the Company’s initial public offering to eligible directors, officers, and certain key employees of the Company. All shares available under the SAP were granted on October 27, 1998. Shares vest as follows: 20% per year for five (5) years of continuous service. Deferred compensation relating to the shares granted under the SAP totaled $3,333,684, the fair value of the shares on the date of grant, and is being recognized as compensation expense as the participants vest in those shares. For the years ended December 31, 2002, 2001, and 2000, the Company recorded compensation expense of $624,702, $633,602, and $637,774, respectively.

During 1998, 299,657 shares of the Company’s common stock were purchased by the SAP in the open market at a weighted average price of $12.37 per share. The aggregate purchase price of all nonvested shares acquired by the SAP is reflected as a reduction of stockholders’ equity as deferred compensation and additional paid-in capital.

Supplemental Executive Retirement Plan (SERP)

On March 19, 2002, the Board of Directors of the Bank adopted a SERP.  This plan covers certain executives and directors of the Bank.  For the year ended December 31, 2002, the Company recorded compensation expense related to the SERP in the amount of $411,277.

(12)       Stock Option Plans

On October 27, 1998, the Company adopted a stock option plan (the Stock Option Plan) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers, and employees of the Company and the Savings Bank. The number of common shares authorized under the Stock Option Plan is 749,143, equal to 10% of the total number of shares issued in the initial stock offering. A similar second plan, consisting of 254,256 shares, was approved by the stockholders on April 25, 2000. Stock options granted under the plans will vest at a rate of 20% per year beginning on the first anniversary date of the respective grant. Exercise prices are equal to the fair value of the common stock at the date of grant. Option terms cannot exceed ten years from the commencement date of the plans of October 27, 1998 and October 27, 2000, respectively.

The Company follows the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model.  There were no options granted during 2002 and 2001.

	2002	2001	2000

Dividend yield	—	—	4.63%
Risk-free interest rate	—	—	5.28%
Weighted average expected life	—	—	10 yrs
Expected volatility	—	—	3.75%

The weighted average per share fair values of options granted in 2000 totaled $0.77.

Under Statement 123, the Company is required to disclose pro forma net income and earnings per share as if compensation expense relative to the fair value of options granted had been included in earnings. Had the Company determined compensation cost based on the fair value at the grant date of its stock options under Statement 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Year ended December 31
	2002	2001	2000

Net income:
As reported	$6,147,312	4,635,200	3,861,669
Pro forma	5,698,934	4,182,981	3,399,060

Earnings per share:
Basic:
As reported	$1.46	1.09	0.87
Pro forma	1.35	0.98	0.77
Diluted:
As reported	1.39	1.08	0.87
Pro forma	1.29	0.97	0.77

A summary of the status of the Company’s stock option transactions under the Plans for the years ended December 31, 2002, 2001, 2000, is presented below:

	2002		2001		2000
	Shares	Weight- average exercise price	Shares	Weight- average exercise price	Shares	Weight- average exercise price

Outstanding at beginning of year	771,500	$11.01	793,500	$11.01	749,000	$11.09
Forfeitures	(6,000)	11.125	(22,000)	11.125	—	—
Granted	—	—	—	—	44,500	9.75
Exercised	(117,182)	11.10	—	—	—	—

Outstanding at end of year	648,318	10.99	771,500	11.01	793,500	11.01

Exercisable at end of year	482,018	$11.05	443,300	$11.07	293,000	$11.11

(13)       Regulatory Capital Requirements

The Savings Bank is subject to regulatory capital requirements administered by state and federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Savings Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure adequacy require the Savings Bank to maintain minimum amounts and ratios as set forth below. Management believes, as of December 31, 2002, that the Savings Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002 and 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. At December 31, 2002, there are no conditions or events since the most recent notification that management believes have changed the institution’s category.

The Savings Bank’s actual capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2002:
Total capital (to risk weighted assets)	$71,674,000	13.41%	$42,754,000	8.0%	$53,442,000	10.0%

Tier I capital (to risk weighted assets)	68,532,000	12.82	21,377,000	4.0	32,065,000	6.0

Tier I capital (to average assets)	68,532,000	8.92	30,724,000	4.0	38,405,000	5.0

December 31, 2001:
Total capital (to risk weighted assets)	66,271,000	14.58	36,354,000	8.0	45,443,000	10.0

Tier I capital (to risk weighted assets)	64,015,000	14.09	18,177,000	4.0	27,266,000	6.0

Tier I capital (to average assets)	64,015,000	9.53	26,878,000	4.0	33,597,000	5.0

(14)       Concentrations of Credit Risk and Financial Instruments with Off-Balance Sheet Risk

A majority of the Savings Bank’s mortgage loans are secured by single-family homes in Kane County. For loans originated, the Savings Bank evaluates each customer’s creditworthiness on a case-by-case basis. Management believes the Savings Bank has a diversified loan portfolio and concentration of lending activities that does not result in an acute dependency upon the economic conditions of its lending area. Purchased participation loans are secured by properties primarily in the southern Wisconsin area and to a lesser extent by properties in the Chicagoland area.

The Savings Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments primarily include commitments to extend credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. The Savings Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The Savings Bank’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those financial instruments.  The commitments to originate first mortgage loans represent amounts, which the Savings Bank plans to fund within a period of 30 to 90 days.

The Savings Bank’s approved, but unused lines of credit are based on underwriting standards that generally do not allow total borrowings, including the equity line of credit to exceed 80% of the current appraised value of the customer’s residence.  However, the Savings Bank offers home equity lines of credit up to 90% of the home’s current appraised value at a 1% higher interest rate.

The Savings Bank’s standby letters of credit are conditional commitments issued by the Savings Bank to guarantee performance of a customer to a third party.  The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business.  Standby letters of credit are collateralized by mortgages, savings accounts or liens on business assets.  The fair value of the standby letters of credit approximates the amount of recorded related fees, which are not considered material.  The maximum risk of accounting loss for these items, which is represented by the total commitment outstanding, totaled $4.9 million at December 31, 2002.

At December 31, 2002 and 2001, the Savings Bank had the following commitments:

	2002	2001

First mortgage loans	$11,965,000	14,331,000
Construction loans	808,000	1,415,000
Unused lines of credit	32,666,000	27,213,000
Standby letters of credit	4,927,000	2,963,000

There are various matters of litigation pending against the Company that have arisen during the normal course of business. Based upon discussions with legal counsel, management believes that the liability, if any, resulting from these matters will not be material to the consolidated financial position or results of operations of the Company.

(15)       Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (Statement 107), requires the disclosure of estimated fair values of all asset, liability, and off-balance sheet financial instruments. The estimated fair value amounts under Statement No. 107 have been determined as of a specific point in time utilizing various available market information, assumptions, and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Company. Rather, the disclosures are limited to reasonable estimates of the fair value of only the Company’s financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these fair values.

The estimated fair values of the Company’s financial instruments are set forth in the following table.

	December 31
	2002		2001
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$32,844	32,844	18,175	18,175
Investment securities	87,982	87,982	68,615	68,615
Mortgage-backed securities	15,256	15,256	13,856	13,856
Loans receivable, net	597,038	614,929	537,071	541,408
Accrued interest receivable	3,887	3,887	3,682	3,682
Bank owned life insurance	12,247	12,247	10,854	10,854
Stock in FHLB of Chicago	9,362	9,362	8,892	8,892

Financial liabilities:
Nonmaturing deposits	$314,312	314,312	245,671	245,671
Deposits with stated maturities	209,878	213,923	174,413	176,993
Borrowed money	171,779	173,677	175,200	176,315
Accrued interest payable	1,056	1,056	988	988

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

Bank Owned Life Insurance

The carrying value of bank owned life insurance approximates its fair value.  Bank owned life insurance, for reporting purposes, is reflected at its cash value.

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

(16)       Condensed Parent Company Only Financial Information

Presented below is the condensed balance sheets as of December 31, 2002 and 2001 and statements of income and cash flows for each of the years ended in the three-year period for EFC Bancorp, Inc. These statements should be read in conjunction with the consolidated financial statements and the notes thereto.

	December 31
	2002	2001
Balance Sheets
Assets:
Cash and cash equivalents	$1,831,349	1,388,622
Mortgage-backed securities available-for-sale, at fair value	518,194	894,940
Investment securities available-for-sale, at fair value	300,000	300,000
Equity investment in majority owned subsidiary	189,271	—
Equity investment in the Savings Bank	69,716,634	64,244,687
Accrued interest receivable	3,753	6,164
Other assets	2,994,549	2,544,559
Total assets	$75,553,750	69,378,972

Liabilities – other liabilities	$852,182	750,409

Minority interest	(75,127)	—

Stockholders’ equity	74,776,695	68,628,563
Total liabilities and stockholders’ equity	$75,553,750	69,378,972

	Year ended December 31
	2002	2001	2000
Statements of Income
Dividends from Savings Bank	$2,196,801	2,091,103	1,783,317
Equity in undistributed earnings of the Savings Bank	4,571,914	2,771,076	2,186,058
Interest income	703,784	811,547	968,897
Noninterest expense	(1,577,932)	(1,126,808)	(1,153,245)

Income before income taxes and minority interest	5,894,567	4,546,918	3,785,027

Income tax benefit	195,063	88,282	76,642

Income before minority interest	6,089,630	4,635,200	3,861,669

Minority interest	57,682	—	—

Net income	$6,147,312	4,635,200	3,861,669
Statements of Cash Flows
Operating activities:
Net income	$6,147,312	4,635,200	3,861,669
Equity in undistributed earnings of the Savings Bank	(4,571,914)	(2,771,076)	(2,186,058)
Deficit in undistributed loss of majority owned subsidiary	305,856	—	—
Amortization of premiums	6,079	11,908	13,552
ESOP plan shares allocated	597,420	597,420	934,094
Stock award plan shares allocated	752,170	664,503	576,734
Change in fair value of ESOP shares	43,671	(128,832)	(216,931)
Minority interest in subsidiary	(75,127)	—	—
Decrease/(increase) in other assets	(449,990)	(349,954)	383,907
Decrease in accrued interest receivable	2,411	21,577	721,094
Increase in other liabilities	101,396	40,580	111,385

Net cash provided by operating activities	2,859,284	2,721,326	4,199,446
Investing activities:
Principal repayments on mortgage-backed securities available-for-sale	371,630	679,201	642,200
Cash used in acquisition of majority owned subsidiary	(420,000)	—	—
Maturities of investment securities available-for-sale	—	2,000,000	—
Net cash provided by investing activities	(48,370)	2,679,201	642,200
Financing activities:
Cash dividends paid	(2,196,801)	(2,091,103)	(1,783,317)
Purchase of treasury stock	(956,564)	(2,597,237)	(3,315,593)
Stock options exercised	785,178	—	—

Net cash used in financing activities	(2,368,187)	(4,688,340)	(5,098,910)
Net increase (decrease) in cash and cash equivalents	442,727	712,187	(257,264)
Cash and cash equivalents at beginning of year	1,388,622	676,435	933,699

Cash and cash equivalents at end of year	$1,831,349	1,388,622	676,435

(17)       Selected Quarterly Financial Data (Unaudited)

A summary of consolidated operating results on a quarterly basis is as follows:

	Three months ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(In thousands, except per share data)

Interest income	$11,128	11,206	11,221	11,463
Interest expense	5,687	5,720	5,763	5,651

Net interest income before provision for loan losses	5,441	5,486	5,458	5,812

Provision for loan losses	225	225	225	225

Net interest income after provision for loan losses	5,216	5,261	5,233	5,587

Noninterest income	1,077	1,084	1,141	1,018
Noninterest expense	4,031	4,001	4,232	4,382

Income before income tax expense and minority interest	2,262	2,344	2,142	2,223

Income tax expense	714	732	727	709

Income before minority interest	1,548	1,612	1,415	1,514
Minority interest	(20)	17	(34)	(21)
Net income	$1,568	1,595	1,449	1,535

Earnings per share:
Basic	$0.38	0.38	0.34	0.36
Diluted	0.36	0.36	0.32	0.34

	Three months ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(In thousands, except per share data)

Interest income	$10,677	10,755	11,138	11,271
Interest expense	6,489	6,389	6,437	6,118

Net interest income before provision for loan losses	4,188	4,366	4,701	5,153

Provision for loan losses	90	105	135	170

Net interest income after provision for loan losses	4,098	4,261	4,566	4,983

Noninterest income	342	399	433	647
Noninterest expense	3,034	3,202	3,193	3,157

Income before income tax expense	1,406	1,458	1,806	2,473

Income tax expense	505	497	637	869

Net income	$901	961	1,169	1,604

Earnings per share:
Basic	$0.21	0.23	0.27	0.38
Diluted	0.21	0.23	0.27	0.37

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrants’ Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2003, at pages 4 through 6 and 17.

Item 11. Executive Compensation.

The information relating to director and executive compensation is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2003, at pages 8 through 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2003, at pages 3 and 4.

Equity Compensation Plan Information as of December 31, 2002

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	648,318	$10.99	237,899
Equity compensation plans not approved by security holders	—	—	—
Total	648,318	$10.99	237,899

Item 13. Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2003, at page 17.

Item 14. Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

Changes in internal controls.  The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

(b)               Reports on Form 8-K filed during the last quarter of 2002

None.

(c)               Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
3.1	Certificate of Incorporation of EFC Bancorp, Inc.(1)
3.2	By-Laws of EFC Bancorp, Inc.(1)
4.0	Stock Certificate of EFC Bancorp, Inc.(1)
10.1	EFC Bancorp, Inc. 2000 Stock Option Plan(3)
10.2	Amended and Restated EFC Bancorp, Inc. 1998 Stock Based Incentive Plan(2)
10.3	Form of Employment Agreement between Elgin Financial Savings Bank and certain executive officers(1)
10.4	Form of Employment Agreement between EFC Bancorp, Inc. and certain executive officers(1)
10.5	Form of Change in Control Agreement between Elgin Financial Savings Bank and certain executive officers(1)
10.6	Form of Change in Control Agreement between EFC Bancorp, Inc. and certain executive officers(1)
10.8	Form of Elgin Financial Savings Bank Supplemental Executive Retirement Plan (1)
10.9	Form of Elgin Financial Savings Bank Management Supplemental Executive Retirement Plan (1)
10.10	The Elgin Financial Savings Bank Supplemental Executive Retirement Agreement between Elgin Financial Savings Bank and Barrett J. O’Connor (filed herewith)
10.11	The Elgin Financial Savings Bank Supplemental Executive Retirement Agreement between Elgin Financial Savings Bank and James J. Kovac (filed herewith)
10.12	The Elgin Financial Savings Bank Supplemental Executive Retirement Agreement between Elgin Financial Savings Bank and Leo M. Flanagan, Jr. (filed herewith)
10.13	The Elgin Financial Savings Bank Supplemental Executive Retirement Agreement between Elgin Financial Savings Bank and Thomas I. Anderson (filed herewith)

10.14	The Elgin Financial Savings Bank Supplemental Executive Retirement Agreement between Elgin Financial Savings Bank and Peter A. Traeger (filed herewith)
10.15	The Elgin Financial Savings Bank Supplemental Executive Retirement Agreement between Elgin Financial Savings Bank and James A. Alpeter (filed herewith)
10.16	The Elgin Financial Savings Bank Supplemental Executive Retirement Agreement between Elgin Financial Savings Bank and Larry M. Narum (filed herewith)
10.17	The Elgin Financial Savings Bank Supplemental Executive Retirement Agreement between Elgin Financial Savings Bank and R. Scott Reining (filed herewith)
10.18	The Elgin Financial Savings Bank Supplemental Executive Retirement Agreement between Elgin Financial Savings Bank and Nancy L. Topalovich (filed herewith)
11.0	Statement Re: Computation of Per Share Earnings Incorporated herein by reference to Footnote 2 on page F-9 of this document
13.0	Selected Consolidated Financial and Other Data (filed herewith)
21.0	Subsidiary information incorporated herein by reference to “Part I - Subsidiaries”
23.0	Consent of the Company’s Independent Auditors (filed herewith)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

EFC Bancorp, Inc.
(Registrant)

March 20, 2003	/s/ Barrett J. O’Connor
Barrett J. O’Connor, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities, and on the dates indicated:

NAME	TITLE	DATE

/s/ Barrett J. O’Connor	President, Chief Executive Officer	March 20, 2003
Barrett J. O’Connor	and Director (principal executive officer)

/s/ James J. Kovac	Executive Vice President, Chief	March 20, 2003
James J. Kovac	Financial Officer and Director
(principal accounting and financial officer)

/s/ Leo M. Flanagan, Jr.	Director and Chairman of the Board	March 20, 2003
Leo M. Flanagan, Jr.

/s/ Thomas I. Anderson	Director	March 20, 2003
Thomas I. Anderson

/s/ Vincent C. Norton	Director	March 20, 2003
Vincent C. Norton

/s/ Ralph W. Helm	Director	March 20, 2003
Ralph W. Helm

/s/ Peter A. Traeger	Director	March 20, 2003
Peter A. Traeger

/s/ James A. Alpeter	Director	March 20, 2003
James A. Alpeter

/s/ Larry M. Narum	Director	March 20, 2003
Larry M. Narum

Certification

I, Barrett J, O’Connor, certify that:

1.                        I have reviewed this annual report on Form 10-K of EFC Bancorp, Inc.;

2.                        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Barrett J. O’Connor
Barrett J. O’Connor
Chief Executive Officer
March 20, 2003

Certification

I, James J. Kovac, certify that:

1.                        I have reviewed this annual report on Form 10-K of EFC Bancorp, Inc.;

2.                        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.                       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.                        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ James J. Kovac
James J. Kovac
Chief Financial Officer
March 20, 2003