Form 10-Q
period 2003-03-31
EFC BANCORP INC
filed 2003-05-14
CIK 1047947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

(847) 741-3900
(Registrant’s telephone number, including area code)

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

Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,603,101 shares of common stock, par value $0.01 per share, were outstanding as of May 13, 2003.

EFC Bancorp, Inc.

Form 10-Q

For the Quarter Ended March 31, 2003

PART I. FINANCIAL INFORMATION

EFC BANCORP, INC.

Item 1. Financial Statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
Assets
Cash and cash equivalents:
On hand and in banks	$2,485,681	4,277,209
Interest bearing deposits with financial institutions	35,748,040	28,567,081
Loans receivable, net	620,971,552	597,038,305
Mortgage-backed securities available-for-sale, at fair value	16,239,800	15,255,684
Investment securities available-for-sale, at fair value	87,194,841	87,981,884
Foreclosed real estate	—	1,985,741
Stock in Federal Home Loan Bank of Chicago, at cost	9,621,600	9,362,200
Accrued interest receivable	3,875,187	3,887,410
Office properties and equipment, net	17,061,429	16,796,685
Real estate held for development	3,267,027	2,934,072
Bank owned life insurance	12,395,138	12,246,803
Other assets	1,917,358	2,042,852

Total assets	$810,777,653	782,375,926

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$545,556,860	524,189,844
Borrowed money	179,804,299	171,778,743
Income taxes payable	654,168	(40,717)
Accrued expenses and other liabilities	10,066,701	11,746,488

Total liabilities	736,082,028	707,674,358

Minority interest	(95,839)	(75,127)

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	71,873,170	71,834,834
Retained earnings, substantially restricted	42,913,461	41,911,421
Treasury stock, at cost, 2,892,833 and 2,854,293 shares at March 31, 2003 and December 31, 2002, respectively	(35,006,862)	(33,755,940)
Unearned employee stock ownership plan (ESOP), 389,555 and 399,544 shares at March 31, 2003 and December 31, 2002, respectively	(5,824,842)	(5,974,199)
Unearned stock award plan, 40,349 and 51,790 shares at March 31, 2003 and December 31, 2002, respectively	(448,883)	(576,164)
Accumulated other comprehensive income	1,210,506	1,261,829

Total stockholders’ equity	74,791,464	74,776,695

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$810,777,653	782,375,926

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three months ended March 31, 2003 and 2002

	Three months ended March 31,
	2003	2002

Interest income:
Loans secured by real estate	8,614,338	8,680,080
Other loans	1,397,517	1,176,538
Mortgage-backed securities available-for-sale	173,547	185,528
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,239,672	1,085,619
Total interest income	11,425,074	11,127,765

Interest expense:
Deposits	3,167,903	3,363,406
Borrowed money	2,273,080	2,323,917
Total interest expense	5,440,983	5,687,323

Net interest income before provision for loan losses	5,984,091	5,440,442
Provision for loan losses	181,250	225,000
Net interest income after provision for loan losses	5,802,841	5,215,442

Noninterest income:
Service fees	446,511	335,850
Insurance and brokerage commissions	58,864	230,516
Information technology sales and service income, net	268,690	302,401
Gain on sale of foreclosed real estate	41,315	—
Bank owned life insurance	170,490	166,326
Other	24,549	42,414
Total noninterest income	1,010,419	1,077,507

Noninterest expense:
Compensation and benefits	2,659,336	2,627,589
Office building, net	698,966	508,442
Federal insurance premiums	23,221	18,508
Advertising	182,641	149,677
Data processing	240,868	181,426
NOW/checking account expenses	133,013	122,578
Other	564,028	422,339
Total noninterest expense	4,502,073	4,030,559

Income before income taxes and minority interest	2,311,187	2,262,390

Income tax expense	743,941	713,612

Income before minority interest	1,567,246	1,548,778

Minority interest	20,712	19,660

Net income	1,587,958	1,568,438

Earnings per share:
Basic	0.38	0.38
Diluted	0.36	0.36

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the three months ended March 31, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Net income	$1,587,958	1,568,438
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	23,233	38,350
Provision for loan losses	181,250	225,000
FHLB of Chicago stock dividends	(259,400)	(128,800)
Stock award plan shares allocated	127,281	157,196
ESOP shares committed to be released	149,357	149,357
Change in fair value of ESOP shares	38,336	(10,008)
Depreciation of office properties and equipment	274,105	187,562
Gain on sale of foreclosed real estate	(41,315)	—
Change in minority interest in subsidiary	(20,712)	(37,105)
Increase in bank owned life insurance	(148,335)	(147,102)
(Increase)/decrease in accrued interest receivable and other assets, net	157,504	(1,343,161)
Increase/(decrease) in income taxes payable, accrued expenses and other liabilities, net	(991,099)	1,281,716

Net cash provided by operating activities	1,078,163	1,941,443

Cash flows from investing activities:
Net (increase)/decrease in loans receivable	(8,141,512)	3,757,071
Purchases of loans receivable	(15,962,505)	(17,869,653)
Increase in real estate held for development	(332,955)	—
Purchases of mortgage-backed securities available-for-sale	(2,549,222)	—
Principal payments on mortgage-backed securities available-for-sale	1,547,823	1,488,373
Maturities of investment securities available-for-sale	7,530,000	6,903,565
Purchases of investment securities available-for-sale	(6,833,043)	(9,269,775)
Purchases of office properties and equipment	(538,849)	(777,159)
Cash used in acquisition of majority-owned susidiary	—	(420,000)
Proceeds from the sale of foreclosed real estate	2,027,057	—

Net cash used in investing activities	(23,253,206)	(16,187,578)

Cash flows from financing activities:
Net increase in deposits	21,367,016	27,757,124
Proceeds from borrowed money	8,049,304	405,298
Repayments on borrowed money	(23,748)	—
Purchase of treasury stock	(1,605,491)	(4,200)
Stock options exercised	354,569	172,438
Cash dividends paid	(577,176)	(526,206)
Net cash provided by financing activities	27,564,474	27,804,454

Net increase in cash and cash equivalents	5,389,431	13,558,319
Cash and cash equivalents at beginning of period	32,844,290	18,175,290

Cash and cash equivalents at end of period	$38,233,721	31,733,609

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,523,902	5,672,455
Income taxes	25,000	45,000

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of EFC Bancorp, Inc. (the Company), its majority-owned subsidiary, Computer Dynamics Group Inc. (CDGI), its wholly-owned subsidiary, EFS Bank (the Bank) and its wholly-owned subsidiary, EFS Service Corporation of Elgin.  The Company purchased an 80% interest in CDGI for $420,000 in January 2002.  The accompanying financial statements include the operating results of CDGI since the date of acquisition.  CDGI is consolidated and a minority interest is recorded for the proportionate interest not owned by the Company.  Certain amounts for the prior year have been reclassified to conform to the current year presentation.

In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.  All significant intercompany transactions have been eliminated in consolidation.  These interim financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and therefore certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.  Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank.  Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank.

Note 2: COMPREHENSIVE INCOME

The Company’s comprehensive income for the three month periods ended March 31, 2003 and 2002 are as follows:

	Three months ended March 31,
	2003	2002
Net income	$1,587,958	1,568,438
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period, net of tax effect	(51,323)	(197,253)

Comprehensive income	$1,536,635	1,371,185

There were no sales of investment securities as of and for the three months ended March 31, 2003 and 2002.

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

Presented below are the calculations for the basic and diluted earnings per share:

	Three months ended March 31,
	2003	2002
Basic:
Net income	$1,587,958	1,568,438

Weighted average shares outstanding	4,218,617	4,180,489

Basic earnings per share	$0.38	0.38

Diluted:

Net income	$1,587,958	1,568,438

Weighted average shares outstanding	4,218,617	4,180,489
Effect of dilutive stock options outstanding	241,171	159,270
Diluted weighted average shares outstanding	4,459,788	4,339,759

Diluted earnings per share	$0.36	0.36

Note 4:  STOCK OPTION PLANS

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model.

	2003	2002

Dividend yield	2.83%	—
Risk-free interest rate	3.83%	—
Weighted average expected life	10 yrs.	—
Expected volatility	17.0%	—

The per share fair value of options granted for the three months ended March 31, 2003 totaled $3.72.  There were no options granted in 2002.

The Company accounts for the stock-based compensation plans under APB Opinion No. 25.  For the stock option program, no compensation cost is recognized in connection with the granting of stock options with an exercise price equal to the fair market value of the stock on the date of the grant.  For the stock award plan, the Company uses fixed method of accounting and records compensation expense, over the vesting period of the grant, based upon the fair market value of the stock at the date of grant.  In accordance with the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards:

	For the Three Months Ended March 31,
	2003	2002

Net income as reported	$1,587,958	$1,568,438
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	127,281	157,196
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(241,831)	(269,291)
Pro forma net income	$1,473,408	$1,456,343

Basic earnings per share
As reported	$0.38	$0.38
Pro forma	0.35	0.35

Diluted earnings per share
As reported	$0.36	$0.36
Pro forma	0.33	0.34

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition at March 31, 2003 and results of operations for the three months ended March 31, 2003, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the SEC, including its 2002 Annual Report on Form 10-K.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets at March 31, 2003 were $810.8 million, which represented an increase of $28.4 million, or 3.6%, compared to $782.4 million at December 31, 2002. The increase in total assets was primarily a result of an increase in loans receivable of $24.0 million, or 4.0%, to $621.0 million at March 31, 2003 from $597.0 million at December 31, 2002.  The increase in loans receivable was primarily attributable to strong loan demand and loan purchases during the period.  In addition, cash and cash equivalents increased $5.4 million, or 16.4%, to $38.2 million at March 31, 2003 from $32.8 million at December 31, 2002 and mortgage-backed securities increased $984,000, or 6.5%, to $16.2 million at March 31, 2003 from $15.3 million at December 31, 2002.  These increases were partially offset by a decrease in foreclosed real estate of $2.0 million from December 31, 2002 to March 31, 2003.  This property was sold in January 2003 resulting in a gain of approximately $41,000.  The growth in total assets was funded by increases in deposits and borrowed money.  Deposits increased $21.4 million to $545.6 million at March 31, 2003 from $524.2 million at December 31, 2002.  Borrowed money, representing FHLB advances, increased $8.0 million to $179.8 million at March 31, 2003 from $171.8 million at December 31, 2002.   Stockholders’ equity remained unchanged at $74.8 million at March 31, 2003 compared to December 31, 2002.  Increases in stockholders’ equity resulting primarily from the Company’s net income for the three months ended March 31, 2003, were offset by stock repurchases and dividends paid.

Comparison of Operating Results For the Three Months Ended March 31, 2003 and 2002

General.  The Company’s net income increased $20,000, or 1.2%, to $1.6 million for the three months ended March 31, 2003 as compared to the prior year period.

Interest Income.  Interest income increased $297,000, or 2.7%, to $11.4 million for the three months ended March 31, 2003, compared with $11.1 million for the same period in 2002.  This increase resulted from an increase in the average balance of interest-earning assets, partially offset by a decrease in the average rate earned on those interest-earning assets.  The average balance of interest-earning assets increased by $95.1 million, or 14.4%, to $756.9 million for the three months ended March 31, 2003 from $661.8 million for the comparable period in 2002. The average yield on interest-earning assets decreased by 68 basis points to 6.15% for the three months ended March 31, 2003 from 6.83% for the three months ended March 31, 2002.

Mortgage loan interest income decreased by $66,000 for the three months ended March 31, 2003 compared with the same period in 2002.  The average balance of mortgage loans increased $47.8 million, while the mortgage loan yield decreased by 71 basis points from 7.28% to 6.57%. Interest income from other loans increased $221,000 for the three months ended March 31, 2003. This increase resulted from a combination of an increase in average balance of $23.0 million, partially offset by a 73 basis point decrease in yield from 6.69% for the three months ended March 31, 2002 to 5.96% for the three months ended March 31, 2003.  Interest income from investment securities, mortgage-backed securities and short-term deposits increased by $186,000 for the three months ended March 31, 2003, compared with the same period in 2002. This increase resulted from a combination of an increase in average balance of $23.7 million, offset by a 36 basis point decrease in yield from 5.04% for the three months ended March 31, 2002 to 4.68% for the three months ended March 31, 2003.  The decrease in yield is largely attributed to the effect of the lower interest rate environment reducing yields on short-term deposits.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense decreased by $246,000, or 4.3%, to $5.4 million for the three months ended March 31, 2003 from $5.7 million for the three months ended March 31, 2002.  This decrease resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $86.2 million, or 14.7%, to $674.8 million for the three months ended March 31, 2003 from $588.6 million for the three months ended March 31, 2002.  This increase is partially attributed to the opening of a new branch office in July 2002.  This change reflects an $88.7 million increase in the deposit accounts, which is attributable to a $35.2 million increase in money market accounts, a $12.3 million increase in passbook savings accounts, a $37.6 million increase in certificates of deposit and a increase of $3.6 million in NOW accounts.  These increases were partially offset by a $2.5 million decrease in advances from the FHLB - Chicago.  The average rate paid on combined deposits and borrowed money decreased by 64 basis points to 3.23% for the three months ended March 31, 2003 from 3.87% for the three months ended March 31, 2002.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $544,000, or 10.0%, to $6.0 million for the three months ended March 31, 2003 from $5.4 million for the comparable period in 2002.  The tax equivalent net interest margin as a percent of interest-earning assets decreased by 11 basis points to 3.28% for the three months ended March 31, 2003 from 3.39% for the comparable period in 2002.

Provision for Loan Losses.  The provision for loan losses decreased by $44,000, to $181,000 for the three months ended March 31, 2003 from $225,000 in 2002.  At March 31, 2003, December 31, 2002 and March 31, 2002, non-performing loans totaled $1.7 million, $2.4 million and $3.5 million, respectively.  At March 31, 2003, the ratio of the allowance for loan losses to non-performing loans was 192.1% compared to 131.1% at December 31, 2002 and 69.9% at March 31, 2002.  The ratio of the allowance to total loans was 0.54%, 0.53% and 0.45%, at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.  There were no charge-offs for the three months ended March 31, 2003 and 2002.  Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $1.0 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in noninterest income is primarily attributable to decreases in insurance and brokerage commissions of $172,000 and information/technology sales and service income of $34,000 related to the Company’s majority-owned subsidiary CDGI, which were partially offset by increases of $111,000 in service fees and $41,000 in gain on sale of foreclosed real estate.  The decrease in insurance and brokerage commissions is partially due to the lower interest rate environment.

Noninterest Expense.  Noninterest expense increased $472,000, to $4.5 million for the three months ended March 31 2003 from $4.0 million for the comparable period in 2002.  Of this increase, $191,000 is related to office building operations resulting from the costs related to the two new branch offices placed in service over the last year.  In addition, expenses relating to advertising and information technology increased a combined $93,000 to $183,000 and $241,000 for the three months ended March 31, 2003, respectively from $150,000 and $181,000 for the comparable period in 2002, respectively.  The increase in advertising expense is partially attributed to the Bank’s name change, which occurred in 2002.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $744,000 and $714,000 for the three months ended March 31, 2003 and 2002, respectively.  This slight increase was primarily due to a $49,000 increase in earnings before income taxes.  The effective tax rate was 32.2% and 31.5% for the three months ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

The Company’s primary source of funding for dividends and periodic stock repurchases has been dividends from the Bank.  The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by OTS regulations.

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

The primary investing activities of the Bank are the origination of residential one-to-four-family loans and, to a lesser extent multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed securities.  In addition, the Bank purchases loans, secured by single-family, multi-family and commercial real estate.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors and other factors.

In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market.  The Company is currently authorized to repurchase shares pursuant to its sixth stock repurchase program, which was previously announced in September 2001.  Under this program the Company is authorized to repurchase up to 231,808, or 5.0% of its outstanding common stock.  Under this current program, 171,700 shares of the Company’s common stock have been repurchased at an average price per share of $17.07.  During the three months ended March 31, 2003, 85,300 shares were purchased at an average price of $18.82.  As of March 31, 2003, the Company repurchased a total of 3,026,973 shares of the Company’s common stock at an average price per share of $11.94.

The Bank’s most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.  At March 31, 2003, cash and interest-bearing demand accounts totaled $38.2 million, or 4.7% of total assets.

See the “Consolidated Statements of Cash Flows” in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the three months ended March 31, 2003 and 2002.

At March 31, 2003, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank’s regulatory capital ratios at March 31, 2003:

Total Capital to Total Assets	8.78%
Total Capital to Risk-Weighted Assets	12.68%
Tier I Leverage Ratio	8.76%
Tier I to Risk-Weighted Assets	12.47%

At March 31, 2003, the Company had a Total Capital to Total Assets ratio of 9.22%.

On March 19, 2003, the Company announced its first quarter dividend of $0.14 per share.  The dividend was paid on April 8, 2003 to stockholders of record on March 31, 2003.

Financial Instruments with Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Those financial instruments primarily include commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation of the customer.  The Bank’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those financial instruments.  The commitments to originate first mortgage loans represent amounts, which the Bank plans to fund within a period of 30 to 90 days.

The Bank’s approved, but unused lines of credit are based on underwriting standards that generally do not allow total borrowings, including the equity line of credit to exceed 80% of the current appraised value of the customer’s residence.  However, the Bank offers home equity lines of credit up to 90% of the home’s current appraised value at a 1% higher interest rate.

The Bank’s standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business.  Standby letters of credit are collateralized by mortgages, savings accounts or liens on business assets.  The fair value of standby letters of credit approximates the amount of recorded related fees, which are not considered material.  The maximum risk of accounting loss for these items, which is represented by the total commitment outstanding, totaled $4.9 million at March 31, 2003.

At March 31, 2003 and December 31, 2002, the bank had the following commitments:

	March 31, 2003	December 31, 2002
First mortgage loans	$10,682,000	$11,965,000
Construction loans	1,644,000	808,000
Unused lines of credit	34,782,000	32,666,000
Standby letters of credit	4,947,000	4,927,000

Recent Accounting Pronouncements

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

In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (FAS 148).  FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has included the new disclosures on Note 4 of the Notes to Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45 (‘FIN 45”), an interpretation of FASB Statement Nos. 5, 57 and 107, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation expands the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees.  In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party.  Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance.  Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price.  The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of the future payments that the guarantor could be required to make under the guarantee, and the amount of the liability, if any, for the guarantor’s obligation under the guarantee.  The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.  The adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity.  A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest.  Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur.  We do not expect that the adoption of this Interpretation will have any impact on our consolidated financial statements.

Average Balance Sheet

The following tables set forth certain information relating to the Bank for the three months ended March 31, 2003 and 2002, respectively.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs.  Average balances are derived from average monthly balances.  The yields and costs include fees, which are considered adjustments to yields.  Tax exempt income has been calculated on a tax equivalent basis using a tax rate of 34% and amounted to $214,000 and $173,000 for the three months ended March 31, 2003 and 2002, respectively.

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
(in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost

Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$34,124	149	1.75%	32,267	158	1.95%
Investment securities	87,451	1,303	5.96%	69,020	1,090	6.32%
Mortgage-backed securities	16,812	174	4.13%	12,801	186	5.80%
Mortgage loans	524,545	8,614	6.57%	476,753	8,680	7.28%
Other loans	93,936	1,399	5.96%	70,938	1,187	6.69%
Total interest earning assets	756,868	11,639	6.15%	661,779	11,301	6.83%
Noninterest earning assets	41,920			34,097
Total assets	$798,788			695,876

Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$145,536	754	2.07%	110,327	791	2.87%
Passbook savings accounts	108,063	478	1.77%	95,760	570	2.38%
NOW Accounts	33,715	78	0.92%	30,139	71	0.95%
Certificates of deposit	213,113	1,858	3.49%	175,469	1,931	4.40%
Total deposits	500,427	3,168	2.53%	411,695	3,363	3.27%
FHLB Advances	174,367	2,273	5.21%	176,866	2,324	5.26%
Total interest-bearing liabilities	674,794	5,441	3.23%	588,561	5,687	3.87%
Noninterest-bearing liabilities	49,258			37,689
Total liabilities	724,052			626,250
Total stockholders’ equity	74,736			69,626
Total liabilities and stockholders’ equity	$798,788			695,876
Net interest income before provision for loan losses		6,198			5,614
Interest rate spread			2.92%			2.96%
Net interest margin as a percent of interest earning assets			3.28%			3.39%
Ratio of interest-earning assets to interest-bearing liabilities			112.16%			112.44%

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates.  The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The higher the institution’s Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be.  The following NPV Table sets forth the Bank’s NPV as of March 31, 2003.

Change in Interest Rates in Basis Points	Net Portfolio Value			NPV as % of Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	% Change
	(In thousands)

+300	$51,199	$(34,892)	(40.53% )	6.52%	(37.31% )
+200	64,685	(21,406)	(24.86)	8.09	(22.21)
+100	76,893	(9,198)	(10.68)	9.45	(9.13)
Static	86,091	—	—	10.40	—
-100	87,805	1,714	1.97	10.48	0.77
-200	83,574	(2,517)	(2.95)	9.91	(4.71)
-300	77,396	(8,695)	(10.10)	9.15	(12.02)

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the NPV Table presented assumes that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV Table provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and may differ from actual results.

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

PART II.  OTHER INFORMATION

Item 1.                                                             Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 2.                                                             Changes in Securities and Use of Proceeds.

None.

Item 3.                                                             Defaults Upon Senior Securities.

None.

Item 4.                                                             Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders was held April 22, 2003.  The following proposals were voted on by the stockholders.

PROPOSALS		FOR	WITHHELD	ABSTAIN	BROKER NON-VOTES

1)	Election of Directors – nominees for three year term
	Thomas I. Anderson	4,329,260	43,306	N/A	N/A
	Barrett J. O’Connor	4,355,070	17,496	N/A	N/A
	Larry M. Narum	4,347,387	25,179	N/A	N/A
	Directors whose terms continued are as follows: James J. Kovac (2004), Vincent C. Norton (2004), Ralph W. Helm (2004), Leo M. Flanagan, Jr. (2005), Peter A. Traeger (2005) and James A. Alpeter (2005).

2)	Approval of appointment of KPMG LLP as the Company’s Independent Auditors for the Year ending December 31, 2003	4,344,566	16,259	11,741	N/A

Item 5.                                                             Other Information.

None.

Item 6.                                                             Exhibits and Reports on Form 8-K.

(a)	Exhibits
	3.1	Certificate of Incorporation of EFC Bancorp, Inc. *
	3.2	Bylaws of EFC Bancorp, Inc. *
	4.0	Specimen Stock Certificate of EFC Bancorp, Inc. *
	11.0	Statement re: Computation of Per Share Earnings Incorporated herein by reference to Footnote 3 on page 5 of this document.
	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
None.

*

Incorporated herein by reference from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto. Registration Statement No. 333-38637 filed with the Securities and Exchange Commission (“SEC”) on October 24, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EFC BANCORP, INC.

Dated:	May 14, 2003	By:	/s/ Barrett J. O’Connor
Barrett J. O’Connor
President and Chief Executive Officer (Principal executive officer)

Dated:	May 14, 2003	By:	/s/ James J. Kovac
James J. Kovac
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

Certifications

I, Barrett J, O’Connor, certify that:

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Barrett J. O’Connor
Barrett J. O’Connor
Chief Executive Officer
May 14, 2003

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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ James J. Kovac
James J. Kovac
Chief Financial Officer
May 14, 2003