Form 10-Q
period 2003-06-30
EFC BANCORP INC
filed 2003-08-12
CIK 1047947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,574,799 shares of common stock, par value $0.01 per share, were outstanding as of August 12, 2003.

EFC Bancorp, Inc.

Form 10-Q

For the Quarter Ended June 30, 2003

PART I. FINANCIAL INFORMATION

EFC BANCORP, INC.

Item 1. Financial Statements.

EFC BANCORP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
Assets
Cash and cash equivalents:
On hand and in banks	$2,823,092	4,277,209
Interest bearing deposits with financial institutions	44,659,112	28,567,081
Loans receivable, net	653,694,011	597,048,785
Mortgage-backed securities available-for-sale, at fair value	14,049,805	15,255,684
Investment securities available-for-sale, at fair value	89,654,075	87,981,884
Foreclosed real estate	39,109	1,985,741
Stock in Federal Home Loan Bank of Chicago, at cost	10,535,000	9,362,200
Accrued interest receivable	3,888,898	3,887,410
Office properties and equipment, net	17,217,636	16,796,685
Real estate held for development	3,418,387	2,934,072
Bank owned life insurance	17,568,625	12,246,803
Other assets	1,420,640	2,032,372

Total assets	$858,968,390	782,375,926

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$559,382,643	524,189,844
Borrowed money	210,802,569	171,778,743
Accrued expenses, income taxes payable and other liabilities	12,092,407	11,705,771

Total liabilities	782,277,619	707,674,358

Minority interest	(145,777)	(75,127)

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	71,918,198	71,834,834
Retained earnings, substantially restricted	44,349,458	41,911,421
Treasury stock, at cost, 2,903,635 and 2,854,293 shares at June 30, 2003 and December 31, 2002, respectively	(35,495,850)	(33,755,940)
Unearned employee stock ownership plan (ESOP), 379,567 and 399,544 shares at June 30, 2003 and December 31, 2002, respectively	(5,675,490)	(5,974,199)
Unearned stock award plan, 28,908 and 51,790 shares at June 30, 2003 and December 31, 2002, respectively	(321,602)	(576,164)
Accumulated other comprehensive income	1,986,920	1,261,829

Total stockholders’ equity	76,836,548	74,776,695

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$858,968,390	782,375,926

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three and six months ended June 30, 2003 and 2002

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Interest income:
Loans secured by real estate	$8,576,037	8,598,090	17,190,375	17,278,170
Other loans	1,587,731	1,236,386	2,985,248	2,412,923
Mortgage-backed securities available-for-sale	134,755	167,499	308,302	353,027
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,275,627	1,204,160	2,515,299	2,289,780
Total interest income	11,574,150	11,206,135	22,999,224	22,333,900

Interest expense:
Deposits	3,052,728	3,420,884	6,220,630	6,784,290
Borrowed money	2,305,329	2,299,382	4,578,409	4,623,299
Total interest expense	5,358,057	5,720,266	10,799,039	11,407,589

Net interest income before provision for loan losses	6,216,093	5,485,869	12,200,185	10,926,311
Provision for loan losses	142,000	225,000	323,250	450,000
Net interest income after provision for loan losses	6,074,093	5,260,869	11,876,935	10,476,311

Noninterest income:
Service fees	536,297	366,296	982,808	702,145
Insurance and brokerage commissions	55,165	79,825	114,029	310,340
Information technology sales and service income, net	227,564	438,478	496,254	740,880
Gain on sale of foreclosed real estate	—	—	41,315	—
Gain on sale of securities	526,069	—	526,069	—
Gain on sale of loans	156,223	—	156,223	—
Bank owned life insurance	195,642	170,263	366,132	336,589
Other	48,680	28,996	73,229	71,409
Total noninterest income	1,745,640	1,083,858	2,756,059	2,161,363

Noninterest expense:
Compensation and benefits	2,662,187	2,492,944	5,321,524	5,120,533
Office building, net	676,595	542,252	1,375,562	1,050,693
Federal insurance premiums	21,165	18,450	44,386	36,958
Advertising	250,485	118,895	433,126	268,572
Data processing	243,128	269,907	483,996	451,332
NOW/checking account expenses	122,760	124,836	255,772	247,415
Other	726,813	433,333	1,290,841	855,672
Total noninterest expense	4,703,133	4,000,617	9,205,207	8,031,175

Income before income taxes and minority interest	3,116,600	2,344,110	5,427,787	4,606,499

Income tax expense	1,132,994	732,308	1,876,935	1,445,920

Income before minority interest	1,983,606	1,611,802	3,550,852	3,160,579

Minority interest	49,938	(17,152)	70,650	2,509

Net income	$2,033,544	1,594,650	3,621,502	3,163,088

Earnings per share:
Basic	$0.48	0.38	0.86	0.75
Diluted	0.46	0.36	0.81	0.72

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the six months ended June 30, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Net income	$3,621,502	3,163,088
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	54,691	(57,574)
Provision for loan losses	323,250	450,000
FHLB of Chicago stock dividends	(412,600)	(240,000)
Stock award plan shares allocated	254,562	314,392
ESOP shares committed to be released	298,709	298,714
Change in fair value of ESOP shares	83,364	2,558
Depreciation of office properties and equipment	561,530	377,544
Gain on sale of foreclosed real estate	(41,315)	—
Gain on sale of securities	(526,069)	—
Gain on sale of loans	(156,223)	—
Change in minority interest in subsidiary	(70,650)	(19,953)
Increase in bank owned life insurance	(321,822)	(1,077,689)
(Increase)/decrease in accrued interest receivable and other assets, net	144,392	(1,406,590)
Increase in income taxes payable, accrued expenses and other liabilities, net	370,483	1,348,305

Net cash provided by operating activities	4,183,804	3,152,795

Cash flows from investing activities:
Net increase in loans receivable	(21,458,659)	(1,630,329)
Purchases of loans receivable	(48,287,654)	(33,961,128)
Proceeds fom the sale of loans	12,894,951	—
Increase in real estate held for development	(484,315)	(2,900,268)
Purchases of mortgage-backed securities available-for-sale	(2,549,222)	—
Principal payments on mortgage-backed securities available-for-sale	3,684,435	2,682,224
Maturities of investment securities available-for-sale	12,680,478	12,421,819
Purchases of investment securities available-for-sale	(22,019,838)	(15,800,431)
Proceeds from the sale of investment securities	9,397,886	—
Purchases of office properties and equipment	(982,481)	(1,746,853)
Investment in bank owned life insurance	(5,000,000)	—
Purchases of stock in the Federal Home Loan Bank of Chicago	(760,200)	—
Cash used in acquisition of majority-owned susidiary	—	(420,000)
Proceeds from the sale of foreclosed real estate	2,027,057	—

Net cash used in investing activities	(60,857,562)	(41,354,966)

Cash flows from financing activities:
Net increase in deposits	35,192,799	56,596,262
Proceeds from borrowed money	44,064,001	405,298
Repayments on borrowed money	(5,040,175)	(3,817,374)
Purchase of treasury stock	(2,244,670)	(4,200)
Stock options exercised	504,760	323,280
Cash dividends paid	(1,165,043)	(1,069,900)
Net cash provided by financing activities	71,311,672	52,433,366

Net increase in cash and cash equivalents	14,637,914	14,231,195
Cash and cash equivalents at beginning of period	32,844,290	18,175,290

Cash and cash equivalents at end of period	$47,482,204	32,406,485

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,838,260	11,394,593
Income taxes	1,890,000	1,490,000
Noncash investing activities - transfer of loans to foreclosed real estate	39,190	—

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of EFC Bancorp, Inc. (the Company), its majority-owned subsidiary, Computer Dynamics Group Inc. (CDGI), its wholly-owned subsidiary, EFS Bank (the Bank) and its wholly-owned subsidiary, EFS Service Corporation of Elgin.  The Company purchased an 80% interest in CDGI for $420,000 in January 2002.  The accompanying financial statements include the operating results of CDGI since the date of acquisition.  CDGI is consolidated and a minority interest is recorded for the proportionate interest not owned by the Company.  Certain amounts for the prior year have been reclassified to conform to the current year presentation.  The Company operates as a single segment.

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

Note 2: COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and six month periods ended June 30, 2003 and 2002 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$2,033,544	1,594,650	$3,621,502	3,163,088
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period, net of tax effect	776,414	752,939	725,091	555,686
Reclassification adjustment for net gain on sales of securities realized in net income	(331,423)	—	(331,423)	—

Comprehensive income	$2,478,535	2,347,589	$4,015,170	$3,718,774

For both the three and six month periods ended June 30, 2003 the sale of securities resulted in a gain of $526,069 ($331,423 net of tax effect).  There were no sales of investment securities as of and for the three and six months ended June 30, 2002.

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

Presented below are the calculations for the basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic:
Net income	$2,033,544	1,594,650	3,621,502	3,163,088

Weighted average shares outstanding	4,215,597	4,207,308	4,217,099	4,193,973

Basic earnings per share	$0.48	0.38	0.86	0.75

Diluted:

Net income	$2,033,544	1,594,650	3,621,502	3,163,088

Weighted average shares outstanding	4,215,597	4,207,308	4,217,099	4,193,973
Effect of dilutive stock options outstanding	238,963	236,119	233,487	202,536
Diluted weighted average shares outstanding	4,454,560	4,443,427	4,450,586	4,396,509

Diluted earnings per share	$0.46	0.36	0.81	0.72

Note 4:  STOCK OPTION PLANS

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Net income as reported	$2,033,544	$1,594,650	$3,621,502	$3,163,088
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	127,281	157,196	254,562	314,392
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(245,185)	(269,291)	(487,016)	(538,581)
Pro forma net income	$1,915,640	$1,482,555	$3,389,048	$2,938,899

Basic earnings per share
As reported	$0.48	$0.38	$0.86	$0.75
Pro forma	0.45	0.35	0.80	0.70

Diluted earnings per share
As reported	$0.46	$0.36	$0.81	$0.72
Pro forma	0.43	0.33	0.76	0.67

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition at June 30, 2003 and results of operations for the three and six months ended June 30, 2003, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets at June 30, 2003 were $859.0 million, which represented an increase of $76.6 million, or 9.8%, compared to $782.4 million at December 31, 2002. The increase in total assets was primarily a result of an increase in loans receivable of $56.7 million, or 9.5%, to $653.7 million at June 30, 2003 from $597.0 million at December 31, 2002.  The increase in loans receivable was primarily attributable to strong loan demand and loan purchases during the period. In addition, cash and cash equivalents increased $14.7 million, or 44.6%, to $47.5 million at June 30, 2003 from $32.8 million at December 31, 2002, investment securities increased $1.7 million, or 1.9%, to $89.7 million at June 30, 2003 from $88.0 million at December 31, 2002, and bank owned life insurance, which increased $5.4 million, or 43.5%, to $17.6 million at June 30, 2003 from $12.2 million at December 31, 2002.  This increase was due to an investment of $5.0 million made in May 2003.  These increases were partially offset by a decrease in mortgage-backed securities of $1.3 million, or 7.9% to $14.0 at June 30, 2003 from $15.3 million at December 31, 2002 and by the sale of foreclosed real estate of $1.9 million from December 31, 2002 to June 30, 2003.  This property was sold in January 2003 resulting in a gain of approximately $41,000.  The growth in total assets was funded by increases in deposits and borrowed money.  Deposits increased $35.2 million to $559.4 million at June 30, 2003 from $524.2 million at December 31, 2002.  Borrowed money, representing FHLB advances, increased $39.0 million to $210.8 million at June 30, 2003 from $171.8 million at December 31, 2002.   Stockholders’ equity increased $2.0 million to $76.8 million at June 30, 2003 from $74.8 million at December 31, 2002.  The increase in stockholders’ equity was primarily the result of the Company’s net income for the six months ended June 30, 2003 and a $725,000 increase in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio, which were partially offset by stock repurchases and dividends paid.

Comparison of Operating Results For the Three Months Ended June 30, 2003 and 2002

General.  The Company’s net income increased $439,000, or 27.5%, to $2.0 million for the three months ended June 30, 2003 as compared to the prior year period.

Interest Income.  Interest income increased $368,000, or 3.3%, to $11.6 million for the three months ended June 30, 2003, compared with $11.2 million for the same period in 2002.  This increase resulted from an increase in the average balance of interest-earning assets, partially offset by a decrease in the average rate earned on those interest-earning assets.  The average balance of interest-earning assets increased by $109.1 million, or 16.0%, to $789.9 million for the three months ended June 30, 2003 from $680.8 million for the comparable period in 2002. The average yield on interest-earning assets decreased by 73 basis points to 5.96% for the three months ended June 30, 2003 from 6.69% for the three months ended June 30, 2002.

Mortgage loan interest income decreased by $22,000 for the three months ended June 30, 2003 compared with the same period in 2002.  The average balance of mortgage loans increased $52.9 million, while the mortgage loan yield decreased by 71 basis points from 7.07% to 6.36%.  Interest income from other loans increased $351,000 for the three months ended June 30, 2003. This increase resulted from a combination of an increase in average balance of $29.7 million, partially offset by a 46 basis point decrease in yield from 6.38% for the three months ended June 30, 2002 to 5.92% for the three months ended June 30, 2003.  Interest income from investment securities, mortgage-backed securities and short-term deposits remained unchanged at $1.3 million for the three months ended June 30, 2003, compared with the same period in 2002. An increase in average balance of $25.7 million was offset by a 95 basis point decrease in yield from 5.30% for the three months ended June 30, 2002 to 4.35% for the three months ended June 30, 2003.  The decrease in yield is largely attributed to the effect of the lower interest rate environment reducing yields on investment securities.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense decreased by $362,000, or 6.3%, to $5.4 million for the three months ended June 30, 2003 from $5.7 million for the three months ended June 30, 2002.  This decrease resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $99.5 million, or 16.5%, to $704.3 million for the three months ended June 30, 2003 from $604.8 million for the three months ended June 30, 2002.  This increase is partially attributed to the opening of a new branch office in July 2002.  This change reflects an $82.8 million increase in the deposit accounts, which is attributable to a $30.9 million increase in money market accounts, a $13.1 million increase in passbook savings accounts, a $36.1 million increase in certificates of deposit and a $2.7 million increase in NOW accounts.  In addition, advances from the FHLB – Chicago increased $16.7 million to $188.4 million for the three months ended June 30, 2003 from $171.7 million for the comparable period in 2002.  The average rate paid on combined deposits and borrowed money decreased by 74 basis points to 3.04% for the three months ended June 30, 2003 from 3.78% for the three months ended June 30, 2002.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $730,000, or 13.3%, to $6.2 million for the three months ended June 30, 2003 from $5.5 million for the comparable period in 2002.  The average balance of interest-earning assets increased $109.1 million for the three months ended June 30, 2003 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of an increase in the average balance of mortgage loans of $52.9 million and a $29.7 million increase in other loans.  The tax equivalent net interest margin as a percent of interest-earning assets decreased by eight basis points to 3.25% for the three months ended June 30, 2003 from 3.33% for the comparable period in 2002.

Provision for Loan Losses.  The provision for loan losses decreased by $83,000, to $142,000 for the three months ended June 30, 2003 from $225,000 in 2002.  At June 30, 2003, December 31, 2002 and June 30, 2002, non-performing loans totaled $2.6 million, $2.4 million and $3.5 million, respectively.  Nonperforming assets decreased $1.8 million to $2.6 million at June 30, 2003 from $4.4 million at December 31, 2002, largely due to the sale of foreclosed real estate in January 2003.  At June 30, 2003, the ratio of the allowance for loan losses to non-performing loans was 132.7% compared to 131.1% at December 31, 2002 and 77.1% at June 30, 2002.  The ratio of the allowance to total loans was 0.53%, 0.53% and 0.47%, at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.  There were no charge-offs for the three months ended June 30, 2003 and $2,000 for the comparable period in 2002.  Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $1.7 million and $1.1 million for the three months ended June 30, 2003 and 2002, respectively. The increase in noninterest income is primarily attributable to increases of $526,000 in gain on sale of securities, $156,000 in gain on sale of loans and $170,000 in service fees.  The gain on sale of securities was the result of repositioning the balance sheet and favorable market conditions.  The gain on sale of loans was due to favorable market conditions and interest rate risk strategy.  Service fees increased primarily due to the offering of an overdraft privilege account product to our customers.  These increases were partially offset by decreases of $211,000 in income generated by Computer Dynamics Group, Inc. (“CDGI”) and $25,000 in insurance and brokerage commissions.  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for technology services.  The decrease in insurance and brokerage commissions is partially due to the lower interest rate environment.

Noninterest Expense.  Noninterest expense increased $703,000, to $4.7 million for the three months ended June 30, 2003 from $4.0 million for the comparable period in 2002.  Of this increase, $169,000 was directly related to compensation and benefits, and $134,000 is related to office building operations resulting from the costs related to the two new branch offices placed in service over the last year.  In addition, expenses relating to advertising increased $131,000 to $250,000 for the three months ended June 30, 2003, respectively from $119,000 for the comparable period in 2002, respectively.  The increase in advertising expense is partially attributed to the Bank’s name change, which occurred in 2002.  In addition, the Company incurred a goodwill impairment of $181,000, relating to its majority owned subsidiary CDGI, for the three months ended June 30, 2003.  The goodwill impairment is primarily due to a weaker demand for technology services.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $1.1 million and $732,000 for the three months ended June 30, 2003 and 2002, respectively.  This increase was primarily due to a $401,000 increase in earnings before income taxes.  The effective tax rate was 36.4% and 31.2% for the three months ended June 30, 2003 and 2002, respectively.  The increase in the effective tax rate is partially due to a reduction in the municipal bond investment portfolio and the goodwill impairment related to CDGI.

Comparison of Operating Results For the Six Months Ended June 30, 2003 and 2002

General.  The Company’s net income increased $458,000, or 14.5%, to $3.6 million for the three months ended June 30, 2003 as compared to the prior year period.

Interest Income.  Interest income increased $665,000, or 3.0%, to $23.0 million for the six months ended June 30, 2003, compared with $22.3 million for the same period in 2002.  This increase resulted from an increase in the average balance of interest-earning assets, partially offset by a decrease in the average rate earned on those interest-earning assets.  The average balance of interest-earning assets increased by $102.1 million, or 15.2%, to $773.4 million for the six months ended June 30, 2003 from $671.3 million for the comparable period in 2002. The average yield on interest-earning assets decreased by 71 basis points to 6.05% for the six months ended June 30, 2003 from 6.76% for the six months ended June 30, 2002.

Mortgage loan interest income decreased by $88,000 for the six months ended June 30, 2003 compared with the same period in 2002.  The average balance of mortgage loans increased $50.3 million, while the mortgage loan yield decreased by 71 basis points from 7.18% to 6.47%. Interest income from other loans increased $572,000 for the six months ended June 30, 2003. This increase resulted from a combination of an increase in average balance of $26.3 million, partially offset by a 59 basis point decrease in yield from 6.53% for the six months ended June 30, 2002 to 5.94% for the six months ended June 30, 2003.  Interest income from investment securities, mortgage-backed securities and short-term deposits increased by $135,000 for the six months ended June 30, 2003, compared with the same period in 2002. This increase resulted from a combination of an increase in average balance of $24.7 million, offset by a 66 basis point decrease in yield from 5.17% for the six months ended June 30, 2002 to 4.51% for the six months ended June 30, 2003.  The decrease in yield is largely attributed to the effect of the lower interest rate environment reducing yields on investment securities.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense decreased by $609,000, or 5.3%, to $10.8 million for the six months ended June 30, 2003 from $11.4 million for the six months ended June 30, 2002.  This decrease resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $92.9 million, or 15.6%, to $689.6 million for the six months ended June 30, 2003 from $596.7 million for the six months ended June 30, 2002. This increase is partially attributed to the opening of a new branch office in July 2002.  This change reflects an $85.8 million increase in the deposit accounts, which is attributable to a $33.0 million increase in money market accounts, a $12.7 million increase in passbook savings accounts, a $36.9 million increase in certificates of deposit and a $3.2 million increase in NOW accounts.  In addition, advances from the FHLB – Chicago increased $7.1 million to $181.4 million for the six months ended June 30, 2003 from $174.3 million for the comparable period in 2002.  The average rate paid on combined deposits and borrowed money decreased by 69 basis points to 3.13% for the six months ended June 30, 2003 from 3.82% for the six months ended June 30, 2002.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $1.3 million, or 11.7%, to $12.2 million for the six months ended June 30, 2003 from $10.9 million for the comparable period in 2002.  The average balance of interest-earning assets increased $102.1 million for the six months ended June 30, 2003 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of an increase in the average balance of mortgage loans of $50.3 million and a $26.3 million increase in other loans.  The tax equivalent net interest margin as a percent of interest-earning assets decreased by 10 basis points to 3.26% for the six months ended June 30, 2003 from 3.36% for the comparable period in 2002.

Provision for Loan Losses.  The provision for loan losses decreased by $127,000, to $323,000 for the six months ended June 30, 2003 from $450,000 in 2002.  At June 30, 2003, December 31, 2002 and June 30, 2002, non-performing loans totaled $2.6 million, $2.4 million and $3.5 million, respectively.  Nonperforming assets decreased $1.8 million to $2.6 million at June 30, 2003 from $4.4 million at December 31, 2002, largely due to the sale of foreclosed real estate in January 2003.  At June 30, 2003, the ratio of the allowance for loan losses to non-performing loans was 132.7% compared to 131.1% at December 31, 2002 and 77.1% at June 30, 2002.  The ratio of the allowance to total loans was 0.53%, 0.53% and 0.47%, at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.  There were no charge-offs for the six months ended June 30, 2003 and $2,000 for the comparable period in 2002.  Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $2.8 million and $2.2 million for the six months ended June 30, 2003 and 2002, respectively. The increase in noninterest income is primarily attributable to increases of $526,000 in gain on sale of securities, $156,000 in gain on sale of loans and $281,000 in service fees.  The gain on sale of securities was the result of repositioning the balance sheet and favorable market conditions.  The gain on sale of loans was due to favorable market conditions and interest rate risk strategy.  Service fees increased primarily due to the offering of an overdraft privilege account product to our customers.  These increases were partially offset by decreases of $245,000 in income generated by Computer Dynamics Group, Inc. (“CDGI”) and $196,000 in insurance and brokerage commissions.  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for technology services.  The decrease in insurance and brokerage commissions is partially due to the lower interest rate environment.

Noninterest Expense.  Noninterest expense increased $1.2 million, to $9.2 million for the six months ended June 30, 2003 from $8.0 million for the comparable period in 2002.  Of this increase, $201,000 was directly related to compensation and benefits, $325,000 is related to office building operations resulting from the costs related to the two new branch offices placed in service over the last year.  In addition, expenses relating to advertising increased $164,000 to $433,000 for the six months ended June 30, 2003 from $269,000 for the comparable period in 2002.  The increase in advertising expense is partially attributed to the Bank’s name change, which occurred in 2002.  In addition, the Company incurred a goodwill impairment of $200,000, relating to its majority owned subsidiary CDGI, for the six months ended June 30, 2003. The goodwill impairment is primarily due to a weaker demand for technology services.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $1.9 million and $1.4 million for the six months ended June 30, 2003 and 2002, respectively.  This slight increase was primarily due to a $431,000 increase in earnings before income taxes.  The effective tax rate was 34.6% and 31.4% for the six months ended June 30, 2003 and 2002, respectively.  The increase in the effective tax rate is partially due to a reduction in the municipal bond investment portfolio and the goodwill impairment related to CDGI.

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

The primary investing activities of the Bank are the origination and purchase of primarily residential one-to-four-family loans and, to a lesser extent multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed securities.  In addition, the Bank purchases loans, secured by single-family, multi-family and commercial real estate.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors and other factors.

In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market.  The Company is currently authorized to repurchase shares pursuant to its sixth stock repurchase program, which was previously announced in September 2001.  Under this program the Company is authorized to repurchase up to 231,808, or 5.0% of its outstanding common stock.  Under this current program, 204,900 shares of the Company’s common stock have been repurchased at an average price per share of $17.43.  During the three months ended June 30, 2003, 33,200 shares were purchased at an average price of $19.25.  As of June 30, 2003, the Company repurchased a total of 3,060,173 shares of the Company’s common stock at an average price per share of $12.02 since becoming a public company in 1998.

The Bank’s most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.  At June 30, 2003, cash and interest-bearing demand accounts totaled $47.5 million, or 5.5% of total assets.

See the “Consolidated Statements of Cash Flows” in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the six months ended June 30, 2003 and 2002.

At June 30, 2003, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank’s regulatory capital ratios at June 30, 2003:

Total Capital to Total Assets	8.57%
Total Capital to Risk-Weighted Assets	12.47%
Tier I Leverage Ratio	8.58%
Tier I to Risk-Weighted Assets	12.13%

At June 30, 2003, the Company had a Total Capital to Total Assets ratio of 8.95%.

On June 18, 2003, the Company announced its second quarter dividend of $0.1425 per share.  The dividend was paid on July 8, 2003 to stockholders of record on June 30, 2003.

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

The Bank’s standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business.  Standby letters of credit are collateralized by mortgages, savings accounts or liens on business assets.  The fair value of standby letters of credit approximates the amount of recorded related fees, which are not considered material.  The maximum risk of accounting loss for these items, which is represented by the total commitment outstanding, totaled $5.2 million at June 30, 2003.

At June 30, 2003 and December 31, 2002, the bank had the following commitments:

	June 30, 2003	December 31, 2002
First mortgage loans	$15,990,000	$11,965,000
Construction loans	2,599,000	808,000
Unused lines of credit	35,029,000	32,666,000
Standby letters of credit	5,170,000	4,927,000

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

In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FAS 148).  FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity.  A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest.  Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur.  We do not expect that the adoption of this Interpretation will have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  We do not expect that the adoption of this Statement will have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement would require that certain financial instruments with characteristics of both liabilities and equity be classified on the consolidated balance sheets as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect that the adoption of this Statement will have a material impact on our consolidated financial statements.

Average Balance Sheet

The following tables set forth certain information relating to the Bank for the three and six months ended June 30, 2003 and 2002, respectively.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs.  Average balances are derived from average monthly balances.  The yields and costs include fees, which are considered adjustments to yields.  Tax exempt income has been calculated on a tax equivalent basis using a tax rate of 34% and amounted to $200,000 and $175,000 for the three months ended June 30, 2003 and 2002, and $414,000 and $346,000 for the six months ended June 30, 2003 and 2002, respectively.

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
(in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$36,898	184	2.00%	34,243	176	2.06%
Investment securities	91,951	1,290	5.61%	71,311	1,202	6.74%
Mortgage-backed securities	14,839	135	3.63%	11,556	168	5.80%
Mortgage loans	538,990	8,576	6.36%	486,124	8,598	7.07%
Other loans	107,253	1,589	5.92%	77,556	1,237	6.38%
Total interest earning assets	789,931	11,774	5.96%	680,790	11,381	6.69%
Noninterest earning assets	45,628			38,902
Total assets	$835,559			719,692
Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$145,926	707	1.94%	115,058	851	2.96%
Passbook savings accounts	116,922	479	1.64%	103,800	630	2.43%
NOW Accounts	35,325	64	0.73%	32,582	85	1.05%
Certificates of deposit	217,776	1,803	3.31%	181,667	1,855	4.08%
Total deposits	515,949	3,053	2.37%	433,107	3,421	3.16%
FHLB Advances	188,367	2,305	4.90%	171,700	2,299	5.36%
Total interest-bearing liabilities	704,316	5,358	3.04%	604,807	5,720	3.78%
Noninterest-bearing liabilities	54,988			43,698
Total liabilities	759,304			648,505
Total stockholders’ equity	76,255			71,187
Total liabilities and stockholders’ equity	$835,559			719,692
Net interest income before provision for loan losses		6,416			5,661
Interest rate spread			2.92%			2.91%
Net interest margin as a percent of interest earning assets			3.25%			3.33%
Ratio of interest-earning assets to interest-bearing liabilities			112.16%			112.56%

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
(in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$35,511	334	1.88%	33,255	334	2.01%
Investment securities	89,701	2,594	5.78%	70,165	2,292	6.53%
Mortgage-backed securities	15,826	308	3.90%	12,179	353	5.80%
Mortgage loans	531,767	17,190	6.47%	481,438	17,278	7.18%
Other loans	100,595	2,987	5.94%	74,247	2,422	6.53%
Total interest earning assets	773,400	23,413	6.05%	671,284	22,679	6.76%
Noninterest earning assets	43,774			36,518
Total assets	$817,174			707,802

Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$145,731	1,461	2.01%	112,693	1,641	2.91%
Passbook savings accounts	112,493	957	1.70%	99,780	1,200	2.40%
NOW Accounts	34,520	143	0.82%	31,360	157	1.00%
Certificates of deposit	215,444	3,660	3.40%	178,568	3,786	4.24%
Total deposits	508,188	6,221	2.45%	422,401	6,784	3.21%
FHLB Advances	181,367	4,578	5.05%	174,283	4,623	5.31%
Total interest-bearing liabilities	689,555	10,799	3.13%	596,684	11,407	3.82%
Noninterest-bearing liabilities	52,123			40,684
Total liabilities	741,678			637,368
Total stockholders’ equity	75,496			70,434
Total liabilities and stockholders’ equity	$817,174			707,802
Net interest income before provision for loan losses		12,614			11,272
Interest rate spread			2.92%			2.94%
Net interest margin as a percent of interest earning assets			3.26%			3.36%
Ratio of interest-earning assets to interest-bearing liabilities			112.16%			112.50%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates.  The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The higher the institution’s Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be.  The following NPV Table sets forth the Bank’s NPV as of June 30, 2003.

Change in Interest Rates in Basis Points (Rate Shock)
	Net Portfolio Value			NPV as% of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	% Change
	(In thousands)

+300	$54,726	$(39,839)	(42.13)%	6.54%	(38.94)%
+200	69,020	(25,545)	(27.01)	8.10	(24.37)
+100	84,762	(9,803)	(10.37)	9.76	(8.87)
Static	94,565	—	—	10.71	—
-100	96,853	2,288	2.42	10.84	1.21
-200	92,859	(1,706)	(1.80)	10.34	(3.45)
-300	86,996	(7,569)	(8.00)	9.65	(9.90)

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

None.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

Item 5.                    Other Information.

None.

Item 6.                    Exhibits and Reports on Form 8-K.

(a)	Exhibits
	3.1	Certificate of Incorporation of EFC Bancorp, Inc. *
	3.2	Bylaws of EFC Bancorp, Inc. *
	4.0	Specimen Stock Certificate of EFC Bancorp, Inc. *
	11.0	Statement re: Computation of Per Share Earnings Incorporated herein by reference to Footnote 3 on page 5 of this document.
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
None.

*    Incorporated herein by reference from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto.Registration Statement No. 333-38637 filed with the Securities and Exchange Commission (“SEC”) on October 24, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EFC BANCORP, INC.

Dated:	August 12, 2003	By:	/s/ Barrett J. O’Connor
Barrett J. O’Connor
President and Chief Executive Officer (Principal executive officer)

Dated:	August 12, 2003	By:	/s/ James J. Kovac
James J. Kovac
Executive Vice President and Chief
Financial Officer (Principal financial and accounting officer)