Form 10-Q
period 2003-09-30
EFC BANCORP INC
filed 2003-11-13
CIK 1047947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act)                                                                                                                                                                                     Yes  ☒   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,579,171 shares of common stock, par value $0.01 per share, were outstanding as of November 12, 2003.

EFC Bancorp, Inc.

Form 10-Q

For the Quarter Ended September 30, 2003

2

PART I. FINANCIAL INFORMATION

EFC BANCORP, INC.

Item 1. Financial Statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
Assets
Cash and cash equivalents:
On hand and in banks	$5,085,545	4,277,209
Interest bearing deposits with financial institutions	19,035,025	28,567,081
Total cash and cash equivalents	24,120,570	32,844,290

Loans receivable, net	700,036,380	597,048,785
Mortgage-backed securities available-for-sale, at fair value	11,816,948	15,255,684
Investment securities available-for-sale, at fair value	89,670,384	87,981,884
Foreclosed real estate	39,109	1,985,741
Stock in Federal Home Loan Bank of Chicago, at cost	10,690,400	9,362,200
Accrued interest receivable	3,752,001	3,887,410
Office properties and equipment, net	17,275,263	16,796,685
Real estate held for development	3,757,902	2,934,072
Bank owned life insurance	17,781,013	12,246,803
Other assets	2,669,187	2,032,372

Total assets	$881,609,157	782,375,926

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$590,155,718	524,189,844
Borrowed money	201,797,598	171,778,743
Accrued expenses, income taxes payable and other liabilities	13,242,640	11,705,771

Total liabilities	805,195,956	707,674,358

Minority interest	(156,392)	(75,127)

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	71,967,721	71,834,834
Retained earnings, substantially restricted	45,562,570	41,911,421
Treasury stock, at cost, 2,912,263 and 2,854,293 shares at September 30, 2003 and December 31, 2002, respectively	(35,725,032)	(33,755,940)
Unearned employee stock ownership plan (ESOP), 369,578 and 399,544 shares at September 30, 2003 and December 31, 2002, respectively	(5,526,135)	(5,974,199)
Unearned stock award plan, 17,467 and 51,790 shares at September 30, 2003 and December 31, 2002, respectively	(194,321)	(576,164)
Accumulated other comprehensive income	409,876	1,261,829

Total stockholders’ equity	76,569,593	74,776,695

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$881,609,157	782,375,926

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three and nine months ended September 30, 2003 and 2002

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Interest income:
Loans secured by real estate	$8,258,392	8,589,699	25,448,767	25,867,869
Other loans	1,744,170	1,377,223	4,729,418	3,790,146
Mortgage-backed securities available-for-sale	107,310	124,541	415,612	477,568
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,202,610	1,129,267	3,717,910	3,419,047
Total interest income	11,312,482	11,220,730	34,311,707	33,554,630

Interest expense:
Deposits	3,017,886	3,449,025	9,238,516	10,233,315
Borrowed money	2,372,350	2,313,926	6,950,759	6,937,225
Total interest expense	5,390,236	5,762,951	16,189,275	17,170,540

Net interest income before provision for loan losses	5,922,246	5,457,779	18,122,432	16,384,090
Provision for loan losses	140,000	225,000	463,250	675,000
Net interest income after provision for loan losses	5,782,246	5,232,779	17,659,182	15,709,090

Noninterest income:
Service fees	572,810	406,442	1,555,618	1,108,588
Insurance and brokerage commissions	136,292	59,919	250,322	370,259
Information technology sales and service income, net	146,628	243,355	642,882	984,234
Gain on sale of foreclosed real estate	—	—	41,315	—
Gain on sale of securities	290,385	—	816,454	—
Gain on sale of loans	—	200,409	156,223	200,409
Bank owned life insurance	234,543	178,137	600,675	514,726
Other	102,626	53,290	175,855	124,700
Total noninterest income	1,483,284	1,141,552	4,239,344	3,302,916

Noninterest expense:
Compensation and benefits	2,740,615	2,586,407	8,062,139	7,706,939
Office building, net	683,434	607,876	2,058,996	1,658,569
Federal insurance premiums	21,669	19,206	66,055	56,164
Advertising	160,877	181,981	594,003	450,553
Data processing	220,938	229,200	704,934	680,533
NOW/checking account expenses	177,093	155,282	432,866	402,697
Other	561,355	452,324	1,852,196	1,307,996
Total noninterest expense	4,565,981	4,232,276	13,771,189	12,263,451

Income before income taxes and minority interest	2,699,549	2,142,055	8,127,337	6,748,555

Income tax expense	889,286	727,242	2,766,221	2,173,162

Income before minority interest	1,810,263	1,414,813	5,361,116	4,575,393

Minority interest	10,615	34,377	81,265	36,885

Net income	$1,820,878	1,449,190	5,442,381	4,612,278

Earnings per share:
Basic	$0.43	0.34	1.29	1.10
Diluted	0.41	0.32	1.22	1.04

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Net income	$5,442,381	4,612,278
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	75,318	(8,633)
Provision for loan losses	463,250	675,000
FHLB of Chicago stock dividends	(568,000)	(353,800)
Stock award plan shares allocated	381,843	471,588
ESOP shares committed to be released	448,064	448,071
Change in fair value of ESOP shares	132,887	20,917
Depreciation of office properties and equipment	855,482	591,328
Gain on sale of foreclosed real estate	(41,315)	—
Gain on sale of securities	(816,454)	—
Gain on sale of loans	(156,223)	(200,409)
Change in minority interest in subsidiary	(81,265)	(54,330)
Increase in bank owned life insurance	(534,210)	(455,246)
Goodwill impairment	226,669	—
(Increase)/decrease in accrued interest receivable and other assets, net	(186,375)	(1,524,419)
Increase in income taxes payable, accrued expenses and other liabilities, net	1,510,496	695,135

Net cash provided by operating activities	7,152,548	4,917,480

Cash flows from investing activities:
Net (increase)/decrease in loans receivable	(32,964,799)	5,106,839
Purchases of loans receivable	(83,263,883)	(51,143,896)
Proceeds fom the sale of loans	12,894,951	13,217,497
Increase in real estate held for development	(823,830)	(2,900,268)
Purchases of mortgage-backed securities available-for-sale	(2,549,222)	(5,130,634)
Principal payments on mortgage-backed securities available-for-sale	5,738,497	4,147,334
Maturities of investment securities available-for-sale	25,465,274	19,547,992
Purchases of investment securities available-for-sale	(42,909,565)	(32,111,658)
Proceeds from the sale of investment securities	15,349,744	—
Purchases of office properties and equipment	(1,334,060)	(2,585,064)
Investment in bank owned life insurance	(5,000,000)	(780,000)
Purchases of stock in the Federal Home Loan Bank of Chicago	(760,200)	—
Cash used in acquisition of majority-owned susidiary	—	(420,000)
Proceeds from the sale of foreclosed real estate	2,027,057	—

Net cash used in investing activities	(108,130,036)	(53,051,858)

Cash flows from financing activities:
Net increase in deposits	65,965,874	72,397,558
Proceeds from borrowed money	91,070,325	609,750
Repayments on borrowed money	(61,051,470)	(3,978,088)
Purchase of treasury stock	(2,514,270)	(51,325)
Stock options exercised	545,178	562,668
Cash dividends paid	(1,761,869)	(1,626,153)
Net cash provided by financing activities	92,253,768	67,914,410

Net increase/(decrease) in cash and cash equivalents	(8,723,720)	19,780,032
Cash and cash equivalents at beginning of period	32,844,290	18,175,290

Cash and cash equivalents at end of period	$24,120,570	37,955,322

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,241,964	17,218,166
Income taxes	2,340,000	2,140,000
Noncash investing activities - transfer of loans to foreclosed real estate	39,190	—

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

Note 2: COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$1,820,878	1,449,190	$5,442,381	4,612,278
Other comprehensive income, net of tax:
Unrealized holding gains/(losses) on securities arising during the period, net of tax effect	(1,577,044)	716,014	(851,953)	1,271,700
Reclassification adjustment for net gain on sales of securities realized in net income	(182,943)	—	(514,366)	—

Comprehensive income	$60,891	2,165,204	$4,076,062	$5,883,978

For the three and nine month periods ended September 30, 2003 the sale of securities resulted in gains of $290,385 and $816,454, respectively ($182,943 and $514,366 net of tax effect).  There were no sales of investment securities as of and for the three and nine months ended September 30, 2002.

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

Presented below are the calculations for the basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic:
Net income	$1,820,878	1,449,190	5,442,381	4,612,278

Weighted average shares outstanding	4,205,803	4,240,404	4,213,292	4,209,620

Basic earnings per share	$0.43	0.34	1.29	1.10

Diluted:

Net income	$1,820,878	1,449,190	5,442,381	4,612,278

Weighted average shares outstanding	4,205,803	4,240,404	4,213,292	4,209,620
Effect of dilutive stock options outstanding	243,877	236,356	234,472	206,074
Diluted weighted average shares outstanding	4,449,680	4,476,760	4,447,764	4,415,694

Diluted earnings per share	$0.41	0.32	1.22	1.04

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Net income as reported	$1,820,878	$1,449,190	$5,442,381	$4,612,278
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	127,281	157,196	381,843	471,588
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(245,185)	(269,291)	(732,202)	(807,872)
Pro forma net income	$1,720,974	$1,337,095	$5,092,022	$4,275,994

Basic earnings per share
As reported	$0.43	$0.34	$1.29	$1.10
Pro forma	0.40	0.32	1.21	1.02

Diluted earnings per share
As reported	$0.41	$0.32	$1.22	$1.04
Pro forma	0.38	0.30	1.14	0.97

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition at September 30, 2003 and results of operations for the three and nine months ended September 30, 2003, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets at September 30, 2003 were $881.6 million, which represented an increase of $99.2 million, or 12.7%, compared to $782.4 million at December 31, 2002. The increase in total assets was primarily a result of an increase in loans receivable of $103.0 million, or 17.3%, to $700.0 million at September 30, 2003 from $597.0 million at December 31, 2002.  The increase in loans receivable was primarily attributable to strong loan demand and loan purchases during the period.  In addition, stock in Federal Home Loan Bank of Chicago increased $1.3 million, or 14.2%, to $10.7 million at September 30, 2003 from $9.4 million at December 31, 2002, and bank owned life insurance increased $5.6 million, or 45.2%, to $17.8 million at September 30, 2003 from $12.2 million at December 31, 2002.  This increase was due to an investment of $5.0 million made in May 2003.  These increases were partially offset by decreases in cash and cash equivalents of $8.7 million, or 26.6%, to $24.1 million at September 30, 2003 from $32.8 million at December 31, 2002, decreases in mortgage-backed securities of $3.5 million, or 22.5% to $11.8 at September 30, 2003 from $15.3 million at December 31, 2002 and by the sale of foreclosed real estate of $1.9 million from December 31, 2002 to September 30, 2003.  This property was sold in January 2003 resulting in a gain of approximately $41,000.  The growth in total assets was funded by increases in deposits and borrowed money.  Deposits increased $66.0 million to $590.2 million at September 30, 2003 from $524.2 million at December 31, 2002.  Borrowed money, primarily representing FHLB advances, increased $30.0 million to $201.8 million at September 30, 2003 from $171.8 million at December 31, 2002.  Stockholders’ equity increased $1.8 million to $76.6 million at September 30, 2003 from $74.8 million at December 31, 2002.  The increase in stockholders’ equity was primarily the result of the Company’s net income for the nine months ended September 30, 2003, which was partially offset by an $852,000 decrease in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio, stock repurchases totaling $2.5 million and dividends paid of $1.8 million.

Comparison of Operating Results For the Three Months Ended September 30, 2003 and 2002

General.  The Company’s net income increased $372,000, or 25.7%, to $1.8 million for the three months ended September 30, 2003 as compared to the prior year period.

Interest Income.  Interest income increased $92,000, or 1.0%, to $11.3 million for the three months ended September 30, 2003, compared with $11.2 million for the same period in 2002.  This increase resulted from an increase in the average balance of interest-earning assets, partially offset by a decrease in the average rate earned on those interest-earning assets.  The average balance of interest-earning assets increased by $122.2 million, or 17.4%, to $825.8 million for the three months ended September 30, 2003 from $703.6 million for the comparable period in 2002.  The average yield on interest-earning assets decreased by 91 basis points to 5.57% for the three months ended September 30, 2003 from 6.48% for the three months ended September 30, 2002.

Mortgage loan interest income decreased by $331,000 for the three months ended September 30, 2003 compared with the same period in 2002.  The average balance of mortgage loans increased $75.4 million, while the mortgage loan yield decreased by 119 basis points from 7.10% to 5.91%.  Interest income from other loans increased $367,000 for the three months ended September 30, 2003. This increase resulted from a combination of an increase in average balance of $41.8 million, partially offset by a 100 basis point decrease in yield from 6.52% for the three months ended September 30, 2002 to 5.52% for the three months ended September 30, 2003.  Interest income from investment securities, mortgage-backed securities and short-term deposits increased $56,000 to $1.3 million for the three months ended September 30, 2003, compared with the same period in 2002.  The average balance increased $5.1 million and the yield increased four basis points from 4.25% for the three months ended September 30, 2002 to 4.29% for the three months ended September 30, 2003.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense decreased by $373,000, or 6.5%, to $5.4 million for the three months ended September 30, 2003 from $5.8 million for the three months ended September 30, 2002.  This decrease resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities.  The average balance of interest-bearing liabilities increased by $111.5 million, or 17.8%, to $737.2 million for the three months ended September 30, 2003 from $625.7 million for the three months ended September 30, 2002.  This increase is partially attributed to the opening of a new branch office in July 2002.  This change reflects a $92.8 million increase in the deposit accounts, which is attributable to a $22.0 million increase in money market accounts, a $25.4 million increase in passbook savings accounts, a $40.7 million increase in certificates of deposit and a $4.7 million increase in NOW accounts.  In addition, borrowings increased $18.7 million to $190.4 million for the three months ended September 30, 2003 from $171.7 million for the comparable period in 2002.  The average rate paid on combined deposits and borrowed money decreased by 76 basis points to 2.92% for the three months ended September 30, 2003 from 3.68% for the three months ended September 30, 2002.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $464,000, or 8.5%, to $5.9 million for the three months ended September 30, 2003 from $5.5 million for the comparable period in 2002.  The average balance of interest-earning assets increased $122.2 million for the three months ended September 30, 2003 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of an increase in the average balance of mortgage loans of $75.4 million and a $41.8 million increase in other loans.  The tax equivalent net interest margin as a percent of interest-earning assets decreased by 25 basis points to 2.96% for the three months ended September 30, 2003 from 3.21% for the comparable period in 2002.

Provision for Loan Losses.  The provision for loan losses decreased by $85,000, to $140,000 for the three months ended September 30, 2003 from $225,000 in 2002.  At September 30, 2003, December 31, 2002 and September 30, 2002, non-performing loans totaled $2.9 million, $2.4 million and $2.1 million, respectively.  Nonperforming assets decreased $1.5 million to $2.9 million at September 30, 2003 from $4.4 million at December 31, 2002, largely due to the sale of foreclosed real estate in January 2003.  At September 30, 2003, the ratio of the allowance for loan losses to non-performing loans was 126.1% compared to 131.1% at December 31, 2002 and 136.5% at September 30, 2002.  The ratio of the allowance to total loans was 0.51%, 0.53% and 0.52%, at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.  There were no charge-offs for the three months ended September 30, 2003 and 2002.  Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $1.5 million and $1.1 million for the three months ended September 30, 2003 and 2002, respectively. The increase in noninterest income is primarily attributable to increases of $290,000 in gain on sale of securities, $166,000 in service fees and $76,000 in insurance and brokerage commissions.  The gain on sale of securities was the result of repositioning the balance sheet and favorable market conditions.  Service fees increased primarily due to the offering of an overdraft privilege account product to our customers.  These increases were partially offset by decreases of $97,000 in income generated by Computer Dynamics Group, Inc. (“CDGI”) and $200,000 in gain on sale of loans.  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for technology services.

Noninterest Expense.  Noninterest expense increased $334,000, to $4.6 million for the three months ended September 30, 2003 from $4.2 million for the comparable period in 2002.  Of this increase, $154,000 was directly related to compensation and benefits, and $76,000 is related to office building operations resulting from the costs related to the two new branch offices placed in service over the last year.  In addition, the Company incurred a goodwill impairment of $26,000, relating to its majority owned subsidiary CDGI, for the three months ended September 30, 2003.  The goodwill impairment is primarily due to a weaker demand for technology services.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $889,000 and $727,000 for the three months ended September 30, 2003 and 2002, respectively.  This increase was primarily due to a $557,000 increase in earnings before income taxes.  The effective tax rate was 32.9% and 34.0% for the three months ended September 30, 2003 and 2002, respectively.  The decrease in the effective tax rate is partially due to the increase in bank owned life insurance.

Comparison of Operating Results For the Nine Months Ended September 30, 2003 and 2002

General.  The Company’s net income increased $830,000, or 18.0%, to $5.4 million for the nine months ended September 30, 2003 as compared to the prior year period.

Interest Income.  Interest income increased $757,000, or 2.3%, to $34.3 million for the nine months ended September 30, 2003, compared with $33.6 million for the same period in 2002.  This increase resulted from an increase in the average balance of interest-earning assets, partially offset by a decrease in the average rate earned on those interest-earning assets.  The average balance of interest-earning assets increased by $108.9 million, or 16.0%, to $790.9 million for the nine months ended September 30, 2003 from $682.0 million for the comparable period in 2002.  The average yield on interest-earning assets decreased by 77 basis points to 5.89% for the nine months ended September 30, 2003 from 6.66% for the nine months ended September 30, 2002.

Mortgage loan interest income decreased by $419,000 for the nine months ended September 30, 2003 compared with the same period in 2002.  The average balance of mortgage loans increased $58.7 million, while the mortgage loan yield decreased by 88 basis points from 7.15% to 6.27%.  Interest income from other loans increased $939,000 for the nine months ended September 30, 2003. This increase resulted from a combination of an increase in average balance of $31.5 million, partially offset by a 74 basis point decrease in yield from 6.52% for the nine months ended September 30, 2002 to 5.78% for the nine months ended September 30, 2003.  Interest income from investment securities, mortgage-backed securities and short-term deposits increased by $237,000 for the nine months ended September 30, 2003, compared with the same period in 2002. This increase resulted from a combination of an increase in average balance of $18.6 million, offset by a 33 basis point decrease in yield from 4.82% for the nine months ended September 30, 2002 to 4.49% for the nine months ended September 30, 2003.  The decrease in yield is largely attributed to the effect of the lower interest rate environment reducing yields on investment securities.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense decreased by $981,000, or 5.7%, to $16.2 million for the nine months ended September 30, 2003 from $17.2 million for the nine months ended September 30, 2002.  This decrease resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $99.0 million, or 16.3%, to $705.4 million for the nine months ended September 30, 2003 from $606.4 million for the nine months ended September 30, 2002.  This increase is partially attributed to the opening of a new branch office in July 2002.  This change reflects an $88.1 million increase in the deposit accounts, which is attributable to a $29.4 million increase in money market accounts, a $16.9 million increase in passbook savings accounts, a $38.1 million increase in certificates of deposit and a $3.7 million increase in NOW accounts.  In addition, borrowings increased $11.0 million to $184.4 million for the nine months ended September 30, 2003 from $173.4 million for the comparable period in 2002.  The average rate paid on combined deposits and borrowed money decreased by 72 basis points to 3.06% for the nine months ended September 30, 2003 from 3.78% for the nine months ended September 30, 2002.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $1.7 million, or 10.6%, to $18.1 million for the nine months ended September 30, 2003 from $16.4 million for the comparable period in 2002.  The average balance of interest-earning assets increased $108.9 million for the nine months ended September 30, 2003 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of an increase in the average balance of mortgage loans of $58.7 million and a $31.5 million increase in other loans.  The tax equivalent net interest margin as a percent of interest-earning assets decreased by 15 basis points to 3.16% for the nine months ended September 30, 2003 from 3.31% for the comparable period in 2002.

Provision for Loan Losses.  The provision for loan losses decreased by $212,000, to $463,000 for the nine months ended September 30, 2003 from $675,000 in 2002.  At September 30, 2003, December 31, 2002 and September 30, 2002, non-performing loans totaled $2.9 million, $2.4 million and $2.1 million, respectively.  Nonperforming assets decreased $1.5 million to $2.9 million at September 30, 2003 from $4.4 million at December 31, 2002, largely due to the sale of foreclosed real estate in January 2003.  At September 30, 2003, the ratio of the allowance for loan losses to non-performing loans was 126.1% compared to 131.1% at December 31, 2002 and 136.5% at September 30, 2002.  The ratio of the allowance to total loans was 0.51%, 0.53% and 0.52%, at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.  There were no charge-offs for the nine months ended September 30, 2003 and $3,000 for the comparable period in 2002.  Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $4.2 million and $3.3 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in noninterest income is primarily attributable to increases of $816,000 in gain on sale of securities and $447,000 in service fees.  The gain on sale of securities was the result of repositioning the balance sheet and favorable market conditions.  Service fees increased primarily due to the offering of an overdraft privilege account product to our customers.  These increases were partially offset by decreases of $341,000 in income generated by Computer Dynamics Group, Inc. (“CDGI”) and $120,000 in insurance and brokerage commissions.  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for technology services.  The decrease in insurance and brokerage commissions is partially due to the lower interest rate environment.

Noninterest Expense.  Noninterest expense increased $1.5 million, to $13.8 million for the nine months ended September 30, 2003 from $12.3 million for the comparable period in 2002.  Of this increase, $355,000 was directly related to compensation and benefits, $400,000 is related to office building operations resulting from the costs related to the two new branch offices placed in service over the last year.  In addition, expenses relating to advertising increased $143,000 to $594,000 for the nine months ended September 30, 2003 from $451,000 for the comparable period in 2002.  The increase in advertising expense is primarily attributed to the Bank’s name change, which occurred in 2002.  In addition, the Company incurred a goodwill impairment of $227,000, relating to its majority owned subsidiary CDGI, for the nine months ended September 30, 2003. The goodwill impairment is primarily due to a weaker demand for technology services.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $2.8 million and $2.2 million for the nine months ended September 30, 2003 and 2002, respectively.  This increase was primarily due to a $1.4 million increase in earnings before income taxes.  The effective tax rate was 34.0% and 32.2% for the nine months ended September 30, 2003 and 2002, respectively.  The increase in the effective tax rate is partially due to a reduction in the municipal bond investment portfolio and the goodwill impairment related to CDGI.

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

In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market.  The Company is currently authorized to repurchase shares pursuant to its sixth stock repurchase program, which was previously announced in September 2001.  Under this program the Company is authorized to repurchase up to 231,808, or 5.0% of its outstanding common stock.  Under this current program, 218,900 shares of the Company’s common stock have been repurchased at an average price per share of $17.54.  During the three months ended September 30, 2003, 14,000 shares were purchased at an average price of $19.26.  As of September 30, 2003, the Company repurchased a total of 3,074,173 shares of the Company’s common stock at an average price per share of $12.05 since becoming a public company in 1998.

The Bank’s most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.  At September 30, 2003, cash and interest-bearing demand accounts totaled $24.1 million, or 2.7% of total assets.

See the “Consolidated Statements of Cash Flows” in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the nine months ended September 30, 2003 and 2002.

At September 30, 2003, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank’s regulatory capital ratios at September 30, 2003:

Total Capital to Total Assets	8.33%
Total Capital to Risk-Weighted Assets	11.77%
Tier I Leverage Ratio	8.32%
Tier I to Risk-Weighted Assets	11.70%

At September 30, 2003, the Company had a Total Capital to Total Assets ratio of 8.69%.

On September 16, 2003, the Company announced its third quarter dividend of $0.1450 per share.  The dividend was paid on October 7, 2003 to stockholders of record on September 30, 2003.

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

The Bank’s approved, but unused lines of credit are based on underwriting standards that allow total borrowings, including the equity line of credit to exceed 80% of the current appraised value of the customer’s residence.  However, the Bank charges a 1% higher interest rate on home equity lines of credit up to 90% of the home’s current appraised value.

The Bank’s standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business.  Standby letters of credit are collateralized by mortgages, savings accounts or liens on business assets.  The fair value of standby letters of credit approximates the amount of recorded related fees, which are not considered material.  The maximum risk of accounting loss for these items, which is represented by the total commitment outstanding, totaled $4.6 million at September 30, 2003.

At September 30, 2003 and December 31, 2002, the bank had the following commitments to extend credit:

	September 30, 2003	December 31, 2002
First mortgage loans	$12,009,000	$11,965,000
Construction loans	4,670,000	808,000
Unused lines of credit	38,179,000	32,666,000
Standby letters of credit	4,558,000	4,927,000

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity.  A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest.  Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur.  On October 9, 2003, the FASB issued a deferral to December 31, 2003 of the implementation of FIN 46 for variable interest entities in existence prior to February 1, 2003.  We do not expect that the adoption of this Interpretation will have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  Adoption of this Statement did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement would require that certain financial instruments with characteristics of both liabilities and equity be classified on the consolidated balance sheets as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  On October 29, 2003, the FASB deferred the application of certain requirements of SFAS No. 150.  Adoption of this Statement did not have a material impact on our consolidated financial statements.

Average Balance Sheet

                                                The following tables set forth certain information relating to the Bank for the three and nine months ended September 30, 2003 and 2002, respectively.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs.  Average balances are derived from average monthly balances.  The yields and costs include fees, which are considered adjustments to yields.  Tax exempt income has been calculated on a tax equivalent basis using a tax rate of 34% and amounted to $196,000 and $182,000 for the three months ended September 30, 2003 and 2002, and $610,000 and $529,000 for the nine months ended September 30, 2003 and 2002, respectively.

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
(in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$44,510	202	1.81%	47,170	219	1.86%
Investment securities	83,181	1,195	5.75%	76,195	1,092	5.73%
Mortgage-backed securities	12,534	107	3.42%	11,802	124	4.22%
Mortgage loans	559,186	8,259	5.91%	483,823	8,590	7.10%
Other loans	126,390	1,745	5.52%	84,625	1,378	6.52%
Total interest earning assets	825,801	11,508	5.57%	703,615	11,403	6.48%
Noninterest earning assets	51,559			40,119
Total assets	$877,360			743,734
Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$148,128	642	1.73%	126,082	865	2.74%
Passbook savings accounts	125,827	462	1.47%	100,433	574	2.29%
NOW Accounts	36,991	68	0.74%	32,264	84	1.04%
Certificates of deposit	235,894	1,846	3.13%	195,231	1,926	3.95%
Total deposits	546,840	3,018	2.21%	454,010	3,449	3.04%
FHLB Advances	190,367	2,372	4.98%	171,700	2,314	5.39%
Total interest-bearing liabilities	737,207	5,390	2.92%	625,710	5,763	3.68%
Noninterest-bearing liabilities	63,047			44,669
Total liabilities	800,254			670,379
Total stockholders’ equity	77,106			73,355
Total liabilities and stockholders’ equity	$877,360			743,734
Net interest income before provision for loan losses		6,118			5,640
Interest rate spread			2.65%			2.80%
Net interest margin as a percent of interest earning assets			2.96%			3.21%
Ratio of interest-earning assets to interest-bearing liabilities			112.02%			112.45%

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
(in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$38,511	536	1.85%	37,894	552	1.95%
Investment securities	87,528	3,789	5.77%	72,175	3,385	6.25%
Mortgage-backed securities	14,728	415	3.76%	12,053	478	5.28%
Mortgage loans	540,907	25,449	6.27%	482,233	25,868	7.15%
Other loans	109,193	4,732	5.78%	77,706	3,801	6.52%
Total interest earning assets	790,867	34,921	5.89%	682,061	34,084	6.66%
Noninterest earning assets	46,369			37,718
Total assets	$837,236			719,779

Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$146,530	2,103	1.91%	117,156	2,506	2.85%
Passbook savings accounts	116,937	1,419	1.62%	99,997	1,774	2.37%
NOW Accounts	35,344	211	0.79%	31,662	241	1.02%
Certificates of deposit	222,261	5,506	3.30%	184,122	5,712	4.14%
Total deposits	521,072	9,239	2.36%	432,937	10,233	3.15%
FHLB Advances	184,367	6,950	5.03%	173,423	6,938	5.33%
Total interest-bearing liabilities	705,439	16,189	3.06%	606,360	17,171	3.78%
Noninterest-bearing liabilities	55,765			42,011
Total liabilities	761,204			648,371
Total stockholders’ equity	76,032			71,408
Total liabilities and stockholders’ equity	$837,236			719,779
Net interest income before provision for loan losses		18,732			16,913
Interest rate spread			2.83%			2.88%
Net interest margin as a percent of interest earning assets			3.16%			3.31%
Ratio of interest-earning assets to interest-bearing liabilities			112.11%			112.48%

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates.  The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The higher the institution’s Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be.  The following NPV Table sets forth the Bank’s NPV as of September 30, 2003.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	% Change
	(In thousands)

+300	$51,308	$(29,503)	(36.51)%	5.95%	(33.82%)
+200	65,075	(15,736)	(19.47)	7.43	(17.35)
+100	75,310	(5,501)	(6.81)	8.48	(5.67)
Static	80,811	—	—	8.99	—
-100	74,074	(6,737)	(8.34)	8.23	(8.45)
-200	65,396	(15,415)	(19.08)	7.27	(19.13)
-300	57,749	(23,062)	(28.54)	6.42	(28.59)

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

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 2.	Changes in Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits
		3.1	Certificate of Incorporation of EFC Bancorp, Inc. *
		3.2	Bylaws of EFC Bancorp, Inc. *
		4.0	Specimen Stock Certificate of EFC Bancorp, Inc. *
		11.0	Statement re: Computation of Per Share Earnings Incorporated herein by reference to Footnote 3 on page 5 of this document.
		31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
		31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
		32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

	(b)	Reports on Form 8-K

On July 31, 2003, the EFC Bancorp, Inc. furnished a Current Report on Form 8-K announcing its financial results for the quarter ended June 30, 2003.

On August 8, 2003, the EFC Bancorp, Inc. furnished a Current Report on Form 8-K announcing that it has been named to the FSB 100.

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

EFC BANCORP, INC.

Dated:	November 13, 2003	By:	/s/ Barrett J. O’Connor
Barrett J. O’Connor
President and Chief Executive Officer
(Principal executive officer)

Dated:	November 13, 2003	By:	/s/ James J. Kovac
James J. Kovac
Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)