Form 10-Q/A
period 2003-06-30
EFC BANCORP INC
filed 2004-01-15
CIK 1047947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________________ TO _____________

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

      Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    ------       -----

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
  Yes            No    X
      -------       ------

                        APPLICABLE TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes common stock, as of the latest practicable date: 4,574,799 shares of common stock, par value $0.01 per share, were outstanding as of August 12, 2003.

                               EXPLANATORY NOTE

      EFC Bancorp, Inc. is filing this amendment to its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on August 12, 2003, solely for the purpose of correcting the cover page of Form 10-Q to indicate that EFC Bancorp, Inc. is not an accelerated filer (as defined in Rule 12b-2 of the Act).

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

      (a)   Exhibits
            3.1  Certificate of Incorporation of EFC Bancorp, Inc. (1)
            3.2  Bylaws of EFC Bancorp, Inc. (1)
            4.0  Specimen Stock Certificate of EFC Bancorp, Inc. (1)
            11.0 Statement re:  Computation of Per Share Earnings. (2)
            31.1 Certification of Chief Executive Officer pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.
            31.2 Certification of Chief Financial Officer pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.
            32.1 Certification of Chief Executive Officer and Chief Financial
                 Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
      (b)   Reports on Form 8-K
            None.

---------------------------
(1) Incorporated herein by reference from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto Registration Statement No. 333-38637 filed with the Securities and Exchange Commission ("SEC") on October 24, 1997.
(2) Incorporated herein by reference from the Exhibits filed with the Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed on August 12, 2003, File No. 001-13605.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        EFC BANCORP, INC.


Date: January 15, 2004                  By:/s/ Barrett J. O'Connor
                                           -------------------------------------
                                           Barrett J. O'Connor
                                           President and Chief Executive Officer
                                           (principal executive officer)