Form 10-Q/A
period 2003-09-30
EFC BANCORP INC
filed 2004-01-15
CIK 1047947

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

                                EXPLANATORY NOTE

      EFC Bancorp, Inc. is filing this amendment to its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission on November 13, 2003, solely for the purpose of correcting the cover page of Form 10-Q to indicate that EFC Bancorp, Inc. is not an accelerated filer (as defined in Rule 12b-2 of the Act).

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

            On July 31, 2003, the EFC Bancorp, Inc. furnished a Current Report on Form 8-K announcing its financial results for the quarter ended June 30, 2003.

            On August 8, 2003, the EFC Bancorp, Inc. furnished a Current Report on Form 8-K announcing that it has been named to the FSB 100.
            ---------------------------
            (1) Incorporated herein by reference from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto Registration Statement No. 333-38637 filed with the Securities and Exchange Commission ("SEC") on October 24, 1997.
            (2) Incorporated herein by reference from the Exhibits filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 13, 2003, File No. 001-13605.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                EFC BANCORP, INC.


Date: January 15, 2004          By:/s/ Barrett J. O'Connor
                                   ---------------------------------------------
                                   Barrett J. O'Connor
                                   President and Chief Executive Officer
                                   (principal executive officer)