Form 10-K
period 2003-12-31
EFC BANCORP INC
filed 2004-03-19
CIK 1047947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant was $57,600,000 as of March 8, 2004 based upon the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock outstanding as of March 8, 2004 is 4,599,763.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report and Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part II and III of this Form 10-K.

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

The Bank is a community-oriented savings institution that was originally organized in 1924 as a federally-chartered mutual savings and loan association.  The Bank reorganized in the 1980s to become Elgin Federal Financial Center, a federally-chartered mutual savings association, and again in 1996 to become Elgin Financial Center, S.B., an Illinois state-chartered mutual savings bank.  In 1998, the Bank changed its name to Elgin Financial Savings Bank.  Most recently, in October 2002 the Bank changed its name to EFS Bank.  The Bank’s principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its full-service branch offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans and, to a lesser extent, multi-family and commercial real estate loans, construction and land loans, commercial business loans, home equity loans, and automobile and passbook savings loans.  The Bank generally originates all of its loans for investment.  The Bank also invests primarily in government insured or guaranteed mortgage-backed securities, U.S. Government obligations and municipal securities.  The Bank’s revenues are derived principally from the interest on its mortgage, consumer and commercial business loans and securities and from servicing fees.  The Bank’s primary sources of funds are retail savings deposits and, to a lesser extent, advances from the Federal Home Loan Bank of Chicago (the “FHLB-Chicago”).

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

Competition

The Bank faces significant competition both in making loans and in attracting deposits.  The State of Illinois has a high density of financial institutions, many of which are branches of significantly larger institutions, which have greater financial resources than the Bank, all of which are competitors of the Bank to varying degrees.  The Bank’s competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies.  Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions.  The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.  Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.  There are approximately 21 financial institutions with operations in Elgin and approximately 51 financial institutions with operations in the Bank’s primary market area.

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

The Bank’s loan portfolio primarily consists of first mortgage loans secured by one- to four-family residences most of which are located in its primary market area.  At December 31, 2003, the Bank’s gross loan portfolio totaled $720.8 million, of which $467.0 million were one- to four-family residential mortgage loans, or 64.8% of total loans.  At such date, the remainder of the loan portfolio consisted of $52.2 million of multi-family loans, or 7.3% of total loans; $109.4 million of commercial real estate loans, or 15.2% of total loans; $36.4 million of construction and land loans, or 5.0% of total loans; $22.6 million of commercial loans, or 3.1% of total loans; and $33.3 million of consumer loans, or 4.6% of total loans, consisting of $27.5 million of home equity lines of credit, $4.3 million of secured and unsecured personal loans and $1.5 million of automobile loans.  The Bank sold loans totaling $20.8 million and $13.2 million during the years ended December 31, 2003 and December 31, 2002, respectively.  At December 31, 2003, 39.0% of the Bank’s mortgage loans had adjustable interest rates, most of which were indexed to the one year Constant Maturity Treasury (“CMT”) Index.

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$466,931	64.8%	$405,953	67.6%	$375,452	69.6%	$326,739	70.7%	$283,300	71.2%
Multi-family	52,249	7.3	42,498	7.1	58,093	10.8	50,965	11.0	44,843	11.3
Commercial real estate	109,426	15.2	52,155	8.7	42,813	7.9	29,729	6.5	30,870	7.8
Construction and land	36,356	5.0	41,323	6.9	16,285	3.0	16,025	3.5	13,981	3.5
Total mortgage loans	664,962	92.3	541,929	90.3	492,643	91.3	423,458	91.7	372,994	93.8
Other loans:
Home equity loans	27,497	3.8	21,160	3.5	14,689	2.7	11,972	2.6	10,002	2.5
Commercial	22,603	3.1	33,315	5.6	30,046	5.6	25,240	5.5	13,320	3.4
Auto loans	1,471.2		1,116.2		764.1		615.1		484.1
Loans on savings accounts	229	—	1,017.1		335.1		216	—	421.1
Other	4,066.6		1,889.3		1,160.2		455.1		556.1
Total other loans	55,866	7.7	58,497	9.7	46,994	8.7	38,498	8.3	24,783	6.2
Total loans receivable	720,828	100.0%	600,426	100.0%	539,637	100.0%	461,956	100.0%	397,777	100.0%
Less:
Deferred loan fees, net	190		247		311		280		225
Allowance for loan losses	3,754		3,141		2,255		1,881		1,545
Loans receivable, net	$716,884		$597,038		$537,071		$459,795		$396,007

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

During the years ended December 31, 2003 and 2002, the Bank originated $93.6 million and $87.2 million of fixed-rate one- to four-family residential mortgage loans, respectively, and for the years ended December 31, 2003 and 2002, the Bank originated $62.5 million and $15.9 million of adjustable-rate one- to four-family residential mortgage loans, respectively, all of which were retained by the Bank.  Based upon the Bank’s investment needs and market opportunities, the Bank participates and purchases loans, consisting of one-to-four family, multi-family and commercial real estate mortgage loans, and construction loans secured by property located in Illinois, southern Wisconsin and, to a lesser extent, in Minnesota, and had $167.6 million of purchased loan participation interests at December 31, 2003.

The following tables set forth the Bank’s loan originations, purchases and principal repayments for the periods indicated.  All loans originated by the Bank are generally held for investment.

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands)
Gross loans (1):
Balance outstanding at beginning of period	$600,426	$539,637	$461,956
Loans originated (2):
One-to four-family residential	156,087	103,136	107,360
Multi-family	3,537	7,015	6,792
Commercial real estate	76,666	4,111	14,932
Construction and land	19,383	31,023	30,821
Home equity	27,402	18,240	13,231
Commercial business	8,915	9,102	28,932
Auto loans	1,016	881	549
Loans on savings accounts	221	1,141	423
Other	6,333	4,535	3,545
Total loans originated	299,560	179,184	206,585
Loans purchased	110,231	79,620	65,161
Total loans originated and purchased	409,791	258,804	271,746
Less:
Principal repayments	(268,417)	(178,008)	(189,802)
Loans sold	(20,838)	(13,217)	(10,519)
Transfers to real estate owned	—	(1,986)	—
Change in loans in process	(134)	(4,804)	6,256
Total loans receivable at end of period	$720,828	$600,426	$539,637

(1)          Gross loans exclude unearned discounts, deferred loan fees and the allowance for loan losses.

(2)          Amounts for each period include loans in process at period end.

Loan Maturity and Repricing.  The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2003.  The table does not include prepayments, scheduled principal amortization or repricing of adjustable rate loans.  Prepayments and scheduled principal amortization on mortgage loans totaled $268.4 million, $178.0 million and $189.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

	At December 31, 2003
	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Land	Home Equity	Commercial Business	Auto Loans	Loans on Savings Accounts	Other	Total Loans Receivable
	(In thousands)
Amounts due:

Within one year	$6,805	$6,012	$13,093	$7,658	$414	$5,472	$29	$119	$2,941	$42,543
After one year:
More than one year to three years	2,810	10,396	29,950	16,991	2,626	6,902	866	110	240	70,891
More than three years to five years	6,327	15,479	39,965	10,599	675	8,311	576	—	246	82,178
More than five years to 10 Years	18,775	11,018	15,385	764	1,661	1,674	—	—	76	49,353
More than 10 years to 20 Years.	153,264	3,117	10,049	66	22,121	219	—	—	562	189,398
More than 20 years	278,950	6,227	984	278	—	25	—	—	1	286,465
Total due after December 31, 2004	460,126	46,237	96,333	28,698	27,083	17,131	1,442	110	1,125	678,285
Total amount due (gross)	$466,931	$52,249	$109,426	$36,356	$27,497	$22,603	$1,471	$229	$4,066	720,828
Less:
Deferred loan fees, net										190
Allowance for loan losses										3,754
Total loans, net										$716,884

The following table sets forth at December 31, 2003, the dollar amount of gross loans receivable contractually due after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2004
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One- to four-family	$277,473	$182,653	$460,126
Multi-family	22,320	23,917	46,237
Commercial real estate	63,732	32,601	96,333
Construction and land	26,191	2,507	28,698
Total mortgage loans	389,716	241,678	631,394
Home equity	—	27,083	27,083
Commercial	11,353	5,778	17,131
Auto loans	1,253	189	1,442
Loans on savings accounts	110	—	110
Other	714	411	1,125
Total loans	$403,146	$275,139	$678,285

One- to Four-Family Lending.  The Bank currently offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans with maturities up to 30 years secured by one- to four-family residences which are generally located in the Bank’s primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank’s in-house loan representatives, mortgage brokers, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys.  At December 31, 2003, the Bank’s one- to four-family mortgage loans totaled $467.0 million, or 64.8%, of total loans.  Of the one- to four-family mortgage loans outstanding at that date, 60.3% were fixed-rate mortgage loans and 39.7% were ARM loans.

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

The Bank has also purchased one-to-four family first mortgage loans generally out of our primary market area.  As of December 31, 2003, the Bank had $97.6 million of these loans.  In addition, the Bank sold loans totaling $20.8 million and $13.2 million for the years ended December 31, 2003 and 2002, respectively.

Multi-Family and Commercial Real Estate Lending.  The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the Bank’s primary market area.  The Bank’s multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property, subject to the Bank’s current loans-to-one-borrower limit, which at December 31, 2003 was $19.5 million.  The Bank’s multi-family and commercial real estate loans may be made with terms up to 25 years and are offered with interest rates that adjust periodically.  In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.  Environmental impact surveys are generally required for all commercial real estate loans.  Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.  On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the down payment and other mitigating circumstances.  The Bank continues to emphasize commercial real estate lending.  The Bank’s multi-family real estate loan portfolio at December 31, 2003 was $52.2 million, or 7.3% of total loans, and the Bank’s commercial real estate loan portfolio at such date was $109.4 million, or 15.2% of total loans.  The largest multi-family or commercial real estate loan in the Bank’s portfolio (excluding loan participation interests) at December 31, 2003 was a $4.9 million commercial real estate loan secured by a golf course located in Algonquin, Illinois.

The Bank also purchases up to 90% participation interests in multi-family, commercial real estate and construction loans secured by real estate, most of which is located outside of the Bank’s primary market area in southern Wisconsin and Minnesota.  When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards. The Bank will generally hedge against participating in problematic loans by participating in those loans that have been in existence for at least one to two years and, accordingly, possess an established payment history.  At December 31, 2003, the Bank had $26.1 million in multi-family real estate loan participation interests, or 50.0% of multi-family loans and 3.6% of total loans.  In addition, the Bank had $43.9 million in commercial real estate loan participation interests as of the same date.

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

The Bank originated $19.4 million, $31.0 million and $30.8 million of construction and land loans for the years ended December 31, 2003, 2002 and 2001, respectively.  At December 31, 2003, the Bank’s largest construction or land loan was a performing loan with a $8.2 million balance secured by 36 acres of vacant land for development in Algonquin, Illinois.  This loan was granted to a joint venture, of which the Bank’s wholly-owned subsidiary, EFS Service Corporation, is involved.  For more information see the Subsidiary Activities section of this report.  At December 31, 2003, the Bank had $36.4 million of construction and land loans, which amounted to 5.0% of the Bank’s total loans.

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

Commercial Business Lending.  The Bank also originates commercial business loans in the forms of term loans and lines of credit to small- and medium-sized businesses operating in the Bank’s primary market area.  Equipment, leases, inventory, accounts receivable, and marketable securities generally secure such loans; however, the Bank also makes unsecured commercial business loans.  The maximum amount of a commercial business loan is limited by the Bank’s loans-to-one-borrower limit which, at December 31, 2003, was $19.5 million.  Depending on the collateral used to secure the loans, commercial loans are made in amounts up to 80% of the value of the property securing the loan.  Term loans are generally offered with fixed rates of interest and terms of up to 10 years.  All term loans fully amortize during the term of such loan.  Business lines of credit have adjustable rates of interest and terms of up to one year.  Business lines of credit adjust on a daily basis and are indexed to the prime rate as published in The Wall Street Journal.  The Bank also issues both secured and unsecured letters of credit to business customers of the Bank.  Acceptable collateral includes an assigned deposit account with the Bank, real estate or marketable securities.  Letters of credit have a maximum term of 36 months.

In making commercial business loans, the Bank considers primarily the financial resources of the borrower, the borrower’s ability to repay the loan out of net operating income, the Bank’s lending history with the borrower and the value of the collateral.  Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required.  However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and other mitigating circumstances.  The Bank continues to emphasize commercial business loans.  The Bank’s largest commercial loan at December 31, 2003 was $2.0 million.  At such date, the Bank had $13.7 million of unadvanced commercial lines of credit.  At December 31, 2003, the Bank had $22.6 million of commercial business loans, which amounted to 3.1% of the Bank’s total loans.  The Bank originated $8.9 million, $9.1 million and $28.9 million in commercial business loans for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Consumer Lending. Consumer loans at December 31, 2003 amounted to $33.3 million, or 4.6% of the Bank’s total loans, and consisted primarily of home equity lines of credit and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans.  Such loans are generally originated in the Bank’s primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles.

Substantially all of the Bank’s home equity lines of credit are secured by second mortgages on owner-occupied single-family residences located in the Bank’s primary market area.  At December 31, 2003, these loans totaled $27.5 million, or 3.8% of the Bank’s total loans and 82.7% of consumer loans.  Home equity lines of credit generally have adjustable-rates of interest, which adjust on a monthly basis.  The unused home equity lines of credit totaled $28.6 million at December 31, 2003.  The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal.  Home equity lines of credit generally have an 18% lifetime limit on interest rates.  Generally, the maximum combined LTV ratio on home equity lines of credit is 89.9%.  The underwriting standards employed by the Bank for home equity lines of credit include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income.  Creditworthiness of the applicant is of primary consideration.

The Bank also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans.  Secured personal loans are generally secured by deposit accounts.  Unsecured personal loans generally have a maximum borrowing limitation of $25,000 and generally require a debt ratio of 38%.  Automobile loans have a maximum borrowing limitation of 80% of the sale price of the automobile, except that existing customers of the Bank who meet certain underwriting criteria may borrow up to 100% of the sale price of the automobile.  At December 31, 2003, personal loans (both secured and unsecured) totaled $4.3 million or 0.6% of the Bank’s total loans and 12.9% of consumer loans; and automobile loans totaled $1.5 million, or 0.2% of total loans and 4.4% of consumer loans.

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

Loans-to-One Borrower Limitations.  The Illinois Savings Bank Act imposes limitations on the aggregate amount of loans that an Illinois chartered savings bank can make to any one borrower.  Under the Illinois Savings Bank Act the permissible amount of loans-to-one borrower is the greater of $500,000 (for a savings bank meeting its minimum capital requirements) or 25% of a savings bank’s total capital plus general loan loss reserves.  In addition, a savings bank may make loans in an amount equal to an additional 10% of the savings bank’s capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral.  Under Illinois law, a savings bank’s capital consists of capital stock and noncumulative perpetual preferred stock, related paid-in capital, retained earnings and other forms of capital deemed to be qualifying capital by the Federal Deposit Insurance Corporation (the “FDIC”).  Illinois law also permits an institution with capital in excess of 6% of assets to request permission of the Illinois Commissioner of Banks and Real Estate (the “Commissioner”) to lend up to 30% of the institution’s total capital and general loan loss reserves to one borrower for the development of residential housing properties within Illinois.  At December 31, 2003, the Bank’s ordinary limit on loans-to-one borrower under the Illinois Savings Bank Act was $19.5 million.

The 30% limitation equaled $23.4 million at that date.  At December 31, 2003, the Bank’s five largest groups of loans-to-one borrower ranged from $4.8 million to $8.6 million, with the largest single loan in such groups being a $8.6 million loan secured by land located in Algonquin, Illinois.  At December 31, 2003, there were no loans exceeding the 25% limitation.  A substantial portion of each large group of loans is secured by real estate.

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

At December 31, 2003, the Bank’s ratio of nonperforming loans to total loans was 0.39%, and its ratio of nonperforming assets to total assets was 0.31%.  The Bank did not have any real estate owned at December 31, 2003.  Net charge-offs amounted to $14,000 in 2002.  There were no charge-offs in 2003.  See “Delinquent Loans, Classified Assets and Real Estate Owned.”

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

The Bank reviews and classifies its assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis.  The Bank classifies its assets in accordance with the management guidelines described above.  At December 31, 2003, the Bank had $2.8 million of assets, representing 0.39% of loans receivable, or 0.31%, of assets, designated as Substandard.  No loans were classified as Doubtful, Loss, or Special Mention.  Loans classified Special Mention may have been delinquent in the past or had other weaknesses, however, in management’s judgment risk of loss is not probable.  This classification represents a watch list of loans for management to closely monitor.

The following tables set forth delinquencies in the Bank’s loan portfolio past due 60 days or more:

	At December 31, 2003				At December 31, 2002
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One- to four-family	8	$1,014	9	$853	5	$354	7	$865
Commercial real estate	—	—	1	505	—	—	—	—
Consumer	5	18	3	14	—	—	3	47
Home equity	5	166	2	77	1	11	2	126
Commercial business	1	24	6	1,273	—	—	1	39
Total	19	$1,222	21	$2,722	6	$365	13	$1,077

Delinquent loans to total loans (1)		0.17%		0.38%		0.06%		0.18%

	At December 31, 2001
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

One- to four-family	11	$1,026	7	$620
Commercial real estate	—	—	1	1,623
Consumer	3	12	—	—
Home equity	3	118	1	35
Commercial business	2	39	1	363

Total	19	$1,195	10	$2,641

Delinquent loans to total loans (1)		0.22%		0.49%

(1)               Total loans represent gross loans receivable less deferred loan fees and unearned discounts.

Nonperforming Assets.  The following table sets forth information regarding nonperforming loans and REO.  It is the general policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest.  For each of the five years ended December 31, 2003, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $82,000 $198,000, $187,000, $89,000, and $46,000, respectively.

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonperforming loans:
Mortgage loans:
One- to four-family	$853	$865	$547	$864	$1,042
Multi-family	—	—	—	—	—
Commercial real estate	505	—	1,623	3,505	226
Total mortgage loans	1,358	865	2,170	4,369	1,268
Other loans:
Home equity	89	126	—	—	—
Commercial business loans	1,297	1,358	402	148	—
Auto loans	22	8	8	15	—
Other	1	39	—	—	2
Total other loans	1,409	1,531	410	163	2
Total nonperforming loans	2,767	2,396	2,580	4,532	1,270
Real estate owned	—	1,986	—	540	168
Total nonperforming assets	$2,767	$4,382	$2,580	$5,072	$1,438
Nonperforming loans as a percent of loans (1)	0.38%	0.40%	0.48%	0.98%	0.32%
Nonperforming assets as a percent of total assets (2)	0.31%	0.56%	0.38%	0.87%	0.28%

(1)          Loans receivable, gross.

(2)          Nonperforming assets consist of nonperforming loans and REO.

Nonperforming loans totaled $2.8 million as of December 31, 2003, and included nine one- to four-family loans, with an aggregate balance of $853,000, one commercial real estate loan totaling $505,000, seven commercial business loans totaling $1.3 million, four automobile loans totaling $22,000, one consumer loan totaling $1,000 and three home equity lines of credit totaling $89,000.

Allowance for Loan Losses – Critical Accounting Policy

The allowance for loan losses is considered by management to be a critical accounting policy.  The allowance for loan losses is maintained through provisions for loan losses based on management’s on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank’s primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover probable losses in its loan portfolio, based on information currently known to management. The Bank’s loan loss allowance determinations also incorporate factors and analyses which consider the probable principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu of foreclosure.  While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control.

Management calculates a loan loss allowance sufficiency analysis quarterly based upon the loan portfolio composition, asset classifications, loan-to-value ratios, impairments in the loan portfolio and other factors.  The analysis is compared to actual losses, peer group comparisons and economic conditions.  As of December 31, 2003, the Bank’s allowance for loan losses was $3.8 million, or 0.52%, of total loans and 135.7% of nonperforming loans as compared to $3.1 million, or 0.53%, of total loans and 131.1% of nonperforming loans as of December 31, 2002.  The Bank had total nonperforming loans of $2.8 million at December 31, 2003 as compared to $2.4 million at December 31, 2002 and nonperforming loans to total loans of 0.39% and 0.40% at December 31, 2003 and 2002, respectively.  The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate.  Management believes that, based on information available at December 31, 2003, the Bank’s allowance for loan losses was adequate to cover probable losses inherent in its loan portfolio at that time.  Based upon the Bank’s plan to increase its emphasis on non-one- to four-family mortgage lending which consist of secured commercial loans which are generally considered to involve a higher degree of risk than one- to four-family mortgage lending, the Bank has and may continue to further increase its allowance for loan losses over future periods depending upon the then current conditions.  The percentage of one- to four-family loans to total loans decreased to 64.8% at December 31, 2003 from 67.6% at December 31, 2002.  At the same time, the percentage of commercial real estate loans to total loans increased to 15.2% at December 31, 2003 from 8.7% at December 31, 2002.  However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.  In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Balance at beginning of year	$3,141	$2,255	$1,881	$1,545	$1,373
Provision for loan losses	613	900	500	363	211
Charge-offs	—	(16)	(126)	(28)	(41)
Recoveries	—	2	—	1	2
Balance at end of year	$3,754	$3,141	$2,255	$1,881	$1,545
Allowance for loan losses as a percent of loans (1)	0.52%	0.52%	0.42%	0.41%	0.39%
Allowance for loan losses as a percent of nonperforming loans	135.7%	131.1%	87.4%	41.5%	112.7%

(1)          Loans receivable, gross.

The following tables set forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At December 31,
	2003			2002			2001			2000			1999
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family	$987	26.3%	64.8%	$838	26.7%	67.6%	$765	33.9%	69.6%	$676	35.9%	70.7%	$592	38.4%	71.2%
Multi-family	157	4.2	7.3	118	3.7	7.1	158	7.0	10.8	154	8.2	11.0	147	9.5	11.3
Commercial real estate	1,094	29.1	15.2	678	21.6	8.7	352	15.6	7.9	437	23.2	6.5	318	20.6	7.8
Construction and land	363	9.7	5.0	422	13.4	6.9	131	5.8	3.0	158	8.4	3.5	127	8.3	3.5
Home equity	283	7.5	3.8	223	7.1	3.5	147	6.5	2.7	120	6.4	2.6	100	6.5	2.5
Commercial business loans	698	18.6	3.1	666	21.2	5.6	575	25.5	5.6	276	14.7	5.5	147	9.6	3.4
Auto loans	33	0.9	0.2	24	0.8	0.2	17	0.8	0.1	15	0.8	0.1	10	0.2	0.1
Loans on savings accounts	—	—	—	—	—	0.1	—	—	0.1	—	—	—	—	—	0.1
Other	44	1.2	0.6	26	0.8	0.3	24	1.1	0.2	9	0.5	0.1	47	3.1	0.1
Unallocated	95	2.5	—	146	4.7	—	86	3.8	—	36	1.9	—	57	3.8	—
Total allowance for loan losses	$3,754	100.0%	100.0%	$3,141	100.0%	100.0%	$2,255	100.0%	100.0%	$1,881	100.0%	100.0%	$1,545	100.0%	100.0%

Real Estate Owned.  At December 31, 2003, the Bank did not have any real estate owned (“REO”).  When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell.  Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value.

Real Estate Held For Development.  On June 19, 2002, EFS Service Corporation, a wholly-owned subsidiary of the Bank, acquired approximately 16 acres of vacant land for the development of 29 single-family home-sites located in West Dundee, Illinois.  The investment in this project totaled $4.2 million as of December 31, 2003.  All improvements to the land have been made.  In addition, there have been no sales and there were two model homes under construction as of the same date.

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

Mortgage-Backed Securities.  The Bank currently purchases mortgage-backed securities in order to:  (i) generate positive interest rate spreads with minimal administrative expense; and (ii) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and the Government National Mortgage Association (“GNMA”).  The Bank invests in mortgage-backed securities insured or guaranteed by FNMA, FHLMC and GNMA.  At December 31, 2003, mortgage-backed securities totaled $10.2 million, or 1.1%, of total assets and 1.2% of total interest earning assets, all of which was classified as available-for-sale.  At December 31, 2003, 14.0% of the mortgage-backed securities were backed by adjustable-rate loans and 86.0% were backed by fixed-rate loans.  The mortgage-backed securities portfolio had coupon rates ranging from 4.0% to 10.0% and had a weighted average yield of 4.92% at December 31, 2003.

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by single-family mortgages.  The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Bank and guarantee the payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank.  Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or in the event the issuer redeems such securities.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  The Bank estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio.  Of the Bank’s $10.2 million mortgage-backed securities portfolio at December 31, 2003, $34,000 with a weighted average yield of 7.63% had contractual maturities within five years and $10.1 million with a weighted average yield of 4.93% had contractual maturities over five years.  However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities.  Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank’s mortgage-backed securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

U.S. Government Obligations.  At December 31, 2003, the Bank’s U.S. Government securities portfolio totaled $36.1 million, all of which were classified as available-for-sale.  Such portfolio primarily consists of medium-term (maturities of three to fifteen years) securities.

Municipal Securities.  At December 31, 2003, the Bank’s municipal security portfolio totaled $33.7 million and was classified as available-for-sale.  This portfolio consists of general obligations issued by municipalities.

Equity Investments.  At December 31, 2003, the Bank’s equity investment portfolio totaled $15.5 million, all of which were classified as available-for-sale.  The portfolio consists of $100,000 of common stock and $200,000 of preferred stock in a small privately held company specializing in interest rate risk management and web site design consulting and $10.2 million and $5.0 million of FNMA and FHLMC preferred stock, respectively.

Corporate Bonds.  At December 31, 2003, the Bank’s corporate bond portfolio totaled $5.4 million, all of which were classified as available-for-sale.  This portfolio consists of highly rated corporate debt issuances.

The following table sets forth the composition of the carrying value of the Bank’s available-for-sale investment and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Investment securities:

U.S. Government obligations	$36,064	35.7%	$32,842	31.8%	$38,288	46.4%
Equity investments	15,512	15.4	10,521	10.2	7,277	8.8
Municipal securities	33,650	33.4	35,608	34.5	23,050	28.0
Corporate bonds	5,430	5.4	9,011	8.7	—	—
Total investment securities	90,656	89.9	87,982	85.2	68,615	83.2

Mortgage-backed securities:
FHLMC	3,044	3.0	6,734	6.5	5,730	7.0
GNMA	5,013	5.0	4,687	4.6	4,641	5.6
FNMA	2,108	2.1	3,835	3.7	3,485	4.2
Total mortgage-backed securities	10,165	10.1	15,256	14.8	13,856	16.8
Total securities	$100,821	100.0%	$103,238	100.0%	$82,471	100.0%

The following table sets forth the Bank’s securities activities for the periods indicated.  All investment securities in the Bank’s portfolio are classified as available-for-sale.

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands)

Beginning balance	$103,238	$82,471	$73,525
Investment securities purchased	48,075	45,058	40,602
Mortgage-backed securities purchased	2,549	7,170	10,436
Less:
Sale of investment securities	15,350	—	4,033
Principal repayments on mortgage-backed securities	7,363	5,593	5,979
Maturities of investment securities	29,700	27,548	32,414
Gain on sale of investment securities	(816)	—	(33)
Net amortization of premium	(101)	(9)	151
Change in net unrealized gains (losses) on available-for-sale securities	1,343	(1,689)	(452)
Ending balance	$100,821	$103,238	$82,471

The following table sets forth at the dates indicated certain information regarding the amortized cost and market values of the Bank’s investment and mortgage-backed securities, all of which were classified as available-for-sale.

	At December 31,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities:
U.S. Government obligations	$36,081	$36,064	$32,111	$32,842	$37,519	$38,288
Equity investments	16,238	15,512	10,247	10,521	7,313	7,277
Municipal securities	32,558	33,650	34,765	35,608	23,488	23,050
Corporate bonds	5,039	5,430	8,871	9,011	—	—
Total investment securities	89,916	90,656	85,994	87,982	68,320	68,615
Mortgage-backed securities:
GNMA	5,058	5,013	4,661	4,687	4,611	4,641
FNMA	2,081	2,108	3,796	3,835	3,453	3,485
FHLMC	3,040	3,044	6,718	6,734	5,708	5,730
Total mortgage-backed securities	10,179	10,165	15,175	15,256	13,772	13,856
Total securities	$100,095	$100,821	$101,169	$103,238	$82,092	$82,471

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank’s securities portfolio, excluding equity securities, all of which were classified as available-for-sale, as of December 31, 2003.  The yields on tax-exempt securities have not been calculated on a tax equivalent basis.

	At December 31, 2003
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)

Mortgage-backed securities:

FHLMC	$—	—%	$—	—%	$212	7.65%	$2,832	4.81%	$3,044	5.01%
GNMA	—	—	—	—	210	9.10	4,803	4.17	5,013	4.38
FNMA	31	7.50	3	9.00	—	—	2,074	6.15	2,108	6.06
Total mortgage-backed securities	31	7.50	3	9.00	422	8.37	9,709	4.78	10,165	4.92

Municipal securities	500	3.00	1,125	3.88	4,250	3.97	27,775	5.49	33,650	5.21
Corporate bonds	—	—	5,430	6.90	—	—	—	—	5,430	6.90
U.S. Government Obligations	—	—	—	—	29,010	4.59	7,054	4.57	36,064	4.59
Total securities	$500	3.00	$6,555	6.38	$33,260	4.51	$34,829	5.30	$75,144	5.03

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

At December 31, 2003, the Bank’s deposits totaled $596.8 million, or 73.8%, of interest-bearing liabilities.  For the year ended December 31, 2003, the average balance of core deposits (savings, NOW, money market and non-interest-bearing checking accounts) totaled $340.4 million, or 60.0% of total average deposits.  At December 31, 2003, the Bank had a total of $245.1 million in certificates of deposit, of which $126.1 million had maturities of one year or less reflecting the shift in deposit accounts from savings accounts to shorter-term certificate accounts that has occurred in recent years.  For the year ended December 31, 2003, the average balance of core deposits represented approximately 57.0% of total deposits and average certificate accounts represented 38.0%, as compared to the average balance of core deposits representing 54.4% of total deposits and average certificate accounts representing 36.1% of deposits for the year ended December 31, 2002.  Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank’s core deposits and, based on historical experience and the Bank’s current pricing strategy, believes it will continue to retain a large portion of such accounts.  The Bank is not limited with respect to the rates it may offer on deposit products.

At December 31, 2003, the Bank had brokered deposits totaling $16.0 million compared to $6.1 million at December 31, 2002.

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

At December 31, 2003, the Bank had outstanding $106.5 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$17,374	2.80%
Over three through six months	17,468	2.65
Over six through 12 months	24,646	2.54
Over 12 months	47,026	3.37
Total	$106,514	2.97

The following table sets forth the distribution of the Bank’s deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	At December 31, 2003			At December 31, 2002
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)

Money market accounts	$145,530	24.39%	1.84%	$140,857	26.87%	2.73%
Passbook savings accounts	127,929	21.44	1.56	106,599	20.34	2.28
NOW accounts	39,122	6.56	0.72	34,201	6.52	1.01
Non interest-bearing accounts	39,037	6.54	—	32,655	6.23	—
Total	351,618	58.92	1.41	314,312	59.96	2.11
Certificates of deposit	245,146	41.08	3.10	209,878	40.04	3.63
Total deposits	$596,764	100.00%	2.11	$524,190	100.00%	2.72

	At December 31, 2001
	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)

Money market accounts	$106,850	25.44%	4.00%
Passbook savings accounts	84,889	20.21	3.11
NOW accounts	30,646	7.29	1.07
Non interest-bearing accounts	23,286	5.54	—
Total	245,671	58.48	2.81
Certificates of deposit	174,413	41.52	5.76
Total deposits	$420,084	100.00%	4.22

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

	Period to Maturity from December 31, 2003
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Total December 31, 2003

							At December 31,
							2002	2001
	(In thousands)

Certificate accounts:
4.00% or less	$108,151	$24,093	$42,735	$13,937	$6,051	$194,967	$141,431	$54,005
4.01 to 5.00%	15,581	7,540	17,438	2,498	458	43,515	52,196	47,689
5.01 to 6.00%	2,162	1,081	427	297	—	3,967	9,658	48,724
6.01 to 7.00%	173	2,424	—	—	—	2,597	6,141	23,455
7.01 to 8.00%	—	100	—	—	—	100	452	540

Total at December 31, 2003	$126,067	$35,238	$60,600	$16,732	$6,509	$245,146	$209,878	$174,413

Borrowed Funds.  The following table sets forth certain information regarding the Bank’s borrowed funds at or for the years ended on the dates indicated:

	At or For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

FHLB advances:
Average balance outstanding	$188,617	$172,575	$164,783
Maximum amount outstanding at any month-end during the year	$210,700	$175,200	$175,200
Balance outstanding at end of year	$204,700	$171,700	$175,200
Weighted average interest rate during the year	4.96%	5.35%	5.45%
Weighted average interest rate at end of year	4.66%	5.27%	5.28%

Subsidiary Activities

EFS Service Corporation.  Fox Valley Service Corporation of Elgin was renamed EFS Service Corporation (“EFSSC”) in October 2002 and is the Bank’s wholly-owned subsidiary which was incorporated in 1974 for the purpose of entering into joint venture real estate development projects.  On June 19, 2002, EFSSC purchased approximately 16 acres of land to be developed into 29 home-sites for single-family residences.  All land improvements have been made.  As of December 31, 2003, there were no sales, two model homes were under construction and the total investment was $4.2 million.  In addition, EFSSC currently owns a single parcel of real estate valued at $92,000.  In addition, EFSSC entered into two 50/50 joint venture agreements in 2003, known as Algonquin 80 LLC and Algonquin 36 LLC.  Algonquin 80 LLC is 80 acres of vacant land in Algonquin, Illinois to be sold and subsequently developed into residential properties.  The Bank has made a loan to the joint venture in the amount of $7.4 million at December 31, 2003 primarily for the acquisition of the land.  Algonquin 36 LLC consists of 36 acres of vacant land in Algonquin, Illinois.  The strategy is for the joint venture to develop the parcel into commercial properties.  The Bank has made a loan to the joint venture in the amount of $8.2 million at December 31, 2003 primarily for the acquisition of the land.

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

Personnel

As of December 31, 2003, the Bank had 141 full-time employees and 47 part-time employees.  A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

The Commissioner has established a schedule for the assessment of “supervisory fees” upon all Illinois savings banks to fund the operations of the Commissioner.  These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter.  A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner.  The Commissioner also assesses fees for examinations conducted by the Commissioner’s staff, based upon the number of hours spent by the Commissioner’s staff performing the examination.  During the year ended December 31, 2003, the Bank paid approximately $96,000 in supervisory fees and expenses.

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

The following is a summary of the Bank’s regulatory capital at December 31:

	2003	2002
Total Capital to Total Assets	8.35%	8.96%
Total Capital to Risk-Weighted Assets	11.74%	13.41%
Tier I Leverage Ratio	8.27%	8.92%
Tier I to Risk-Weighted Assets	11.60%	12.82%

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF.  During 2003, FICO payments for SAIF members approximated 1.60 basis points of assessable deposits.

The Bank’s assessment rate for 2003 was zero.  Payments toward the FICO bonds amounted to $85,000.  The FDIC has authority to increase insurance assessments.  A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily negotiable order of withdrawal and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million; a 10% reserve ratio is applied above $45.4 million.  The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  These are adjusted annually.  The Bank complies with the foregoing requirements.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater.  The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2003 of $10.9 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.  For the years ended December 31, 2003, 2002 and 2001, dividends from the FHLB to the Bank amounted to approximately $614,000, $483,000 and $539,000, respectively.

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

In order to elect and continue to be regulated as a savings and loan holding company by the OTS, the Bank must continue to qualify as a qualified thrift lender.  This requires the Bank to maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test.  Under the Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period.  A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions.  As of December 31, 2003, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments.  The Bank also met the test in each of the prior 12 months and, therefore, is a qualified thrift lender.  Recent legislative amendments have broadened the scope of “qualified thrift investments” that go toward meeting the test to fully include credit card loans, student loans and small business loans.

Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form8-K and amendments to those reports are available without charge on our website, www.efcbancorp.com, as soon as reasonably practicable after they are filed electronically with the SEC.  We are providing the address to our internet site solely for the information of investors; we do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

Item 2. Properties.

The Bank conducts its business through an executive and full-service branch office located in Elgin and seven other full-service branch offices.  The downtown Elgin, Illinois branch was relocated to a larger downtown facility in 2002 and the original downtown location was sold in February 2004.  The Company believes that the Bank’s facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2003
				(In thousands)
Executive/Main/Branch Office:
1695 Larkin Avenue Elgin, Illinois 60123	Owned	1973	—	$1,022
Branch Offices:
850 Summit Street Elgin, Illinois 60120	Owned	1983	—	462
1000 S. McLean Boulevard Elgin, Illinois 60123	Leased	1996	2011	116
390 South Eighth Street Route 31 & Village Quarter Road West Dundee, Illinois 60118	Owned	1980	—	999
13300 Route 47 Huntley, Illinois 60142	Owned	1998	—	2,733
543 East Main Street East Dundee, Illinois 60118	Leased	2000	2015	215
28 North Grove Street Elgin, Illinois 60123	Owned	2002	—	1,387
2429 Randall Road Carpentersville, Illinois 60110	Owned	2002	—	3,353
Other Properties:			—
44 South Lyle Street Elgin, Illinois 60123 (1)	Owned	1986	—	62
1665 Larkin Avenue Elgin, Illinois 60123 (2)	Owned	1996	—	1,142
176 East Chicago Avenue Elgin, Illinois 60120 (3)	Owned	1953	—	146
Randall Road and Dean Street St. Charles, Illinois 60174 (4)	Owned	2002	—	1,168
Randall Road Crystal Lake, Illinois (4)	Owned	2002	—	2,356

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

(3)          This is the prior downtown Elgin branch, which was sold in February 2004.  The branch was relocated to the 28 North Grove building in 2002.

(4)          These properties consist primarily of land for future branch locations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Company’s Common Equity and Related Stockholder Matters.

The Common Stock of the Company is traded on the American Stock Exchange under the symbol “EFC.”  The stock began trading on April 3, 1998.  During 2003 and 2002, the Company declared dividends to its shareholders amounting to $0.575 and $0.535 per share, respectively.  As of March 8, 2004, there were approximately 2,384 shareholders of the Common Stock of the Company, which includes shares held in street name.  The following table sets forth for the quarters indicated the range of high and low sale price information for the Common Stock of the Company as reported on the American Stock Exchange and dividends declared.

	Year Ended December 31, 2003
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$23.90	$21.32	$20.60	$19.98
Low	20.65	18.11	18.01	18.00
Dividends	0.1475	0.1450	0.1425	0.1400

	Year Ended December 31, 2002
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$18.50	$17.90	$18.50	$14.30
Low	16.50	15.90	13.96	13.40
Dividends	0.1375	0.1350	0.1325	0.1300

Item 6. Selected Financial Data.

The information relating to selected financial data is incorporated herein by reference to the Registrant’s 2003 Annual Report.

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

In the event of sharply rising interest rates, the Bank has, with retention in mind, competitively priced deposits.  During 2003, the Bank focused on attracting money market accounts as well as time deposits.  As necessary, the Bank has offered competitive special products to increase retention.  Historically, the Bank has retained significant levels of maturing time deposits based on the above practice, as well as effective customer service and long-standing relationships with customers.  For the year ended December 31, 2003, the Bank retained 87.7% of funds maturing from time deposits.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet.  The following table sets forth certain information relating to the Bank for the years ended December 31, 2003, 2002 and 2001.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs.  Average balances are derived from average monthly balances. The yields and costs include fees that are considered adjustments to yields.  Tax-exempt income has been calculated on a tax equivalent basis using a 34% tax rate.  Interest income attributed to the tax adjustment totaled $803,000, $725,000, and 248,000 for the years ended December 31, 2003, 2002, and 2001, respectively.  Net interest margin without the tax adjustment totaled 3.01%, 3.21% and 3.01% for the years ended December 31, 2003, 2002, and 2001, respectively.  In addition, interest rate spread without the tax adjustment totaled 2.71%, 2.80%, and 2.38% for the same time periods, respectively.

	For the Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term deposits	$25,436	$122	0.48%	$27,611	$269	0.97%	$28,416	$751	2.64%
Investment securities	88,312	5,076	5.75	75,853	4,641	6.12	61,201	4,021	6.57
Mortgage-backed and mortgage- related securities	13,685	517	3.78	12,811	641	5.00	12,874	827	6.42
Mortgage loans, net	548,632	33,562	6.12	486,881	34,530	7.09	445,761	33,632	7.54
Other loans	116,678	6,662	5.71	80,103	5,179	6.46	55,127	4,319	7.84
FHLB stock	10,253	614	5.99	9,190	483	5.26	8,541	539	6.31
Total interest-earning assets	802,996	46,553	5.80	692,449	45,743	6.61	611,920	44,089	7.20
Noninterest-earning assets	48,371			40,089			21,466
Total assets	$851,367			$732,538			$633,386
Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
Money market accounts	$146,397	$2,694	1.84%	$121,957	$3,335	2.73%	$76,406	$3,057	4.00%
Passbook savings accounts	119,766	1,867	1.56	101,257	2,308	2.28	74,726	2,325	3.11
NOW accounts	35,963	259	0.72	31,833	321	1.01	28,848	309	1.07
Certificates of deposit	226,771	7,341	3.24	189,140	7,603	4.02	186,883	10,764	5.76
Total deposits	528,897	12,161	2.30	444,187	13,567	3.05	366,863	16,455	4.49
Borrowings	190,450	9,382	4.93	172,991	9,254	5.35	164,783	8,978	5.45
Total interest-bearing liabilities	719,347	21,543	2.99	617,178	22,821	3.70	531,646	25,433	4.78
Noninterest-bearing liabilities	55,595			43,213			33,778
Total liabilities	774,942			660,391			565,424
Total equity	76,425			72,147			67,962
Total liabilities and equity	$851,367			$732,538			$633,386
Net interest income		$25,010			$22,922			$18,656
Interest rate spread			2.81%			2.91%			2.42%
Net interest margin as a percent of interest-earning assets			3.11%			3.31%			3.05%
Ratio of interest-earning assets to interest-bearing liabilities			111.63%			112.20%			115.10%

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

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002				Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Vol./Rate	Net	Volume	Rate	Vol./Rate	Net
	(In thousands)
Interest-earning assets:
Short-term deposits	$(21)	$(135)	$9	$(147)	$(21)	$(475)	$14	$(482)
Investment securities	762	(281)	(46)	435	962	(275)	(67)	620
Mortgage-backed and mortgage-related securities, net	44	(156)	(12)	(124)	(4)	(183)	1	(186)
Mortgage loans, net	4,378	(4,723)	(623)	(968)	3,100	(2,006)	(196)	898
Other loans	2,363	(601)	(279)	1,483	1,959	(761)	(338)	860
FHLB stock	56	67	8	131	40	(90)	(6)	(56)
Total interest-earning assets	7,582	(5,829)	(943)	810	6,036	(3,790)	(592)	1,654
Interest-bearing liabilities:
Money market accounts	667	(1,085)	(223)	(641)	1,822	(970)	(574)	278
Passbook savings accounts	422	(729)	(134)	(441)	824	(620)	(221)	(17)
NOW accounts	42	(92)	(12)	(62)	32	(17)	(3)	12
Certificates of deposit	1,513	(1,475)	(300)	(262)	131	(3,252)	(40)	(3,161)
FHLB advances	934	(727)	(79)	128	447	(165)	(6)	276
Total interest-bearing liabilities	3,578	(4,108)	(748)	(1,278)	3,256	(5,024)	(844)	(2,612)
Net change in net interest income	$4,004	$(1,738)	$(178)	$2,088	$2,780	$1,234	$252	$4,266

Comparison of Financial Condition For the Years Ended December 31, 2003 and December 31, 2002

Total assets at December 31, 2003 were $897.1 million, which represented an increase of $114.7 million, or 14.7%, compared to $782.4 million at December 31, 2002.  The change in total assets was primarily due to increases in loans receivable, bank owned life insurance, and investment securities.  Loans receivable, net, increased by $119.9 million, or 20.1%, to $716.9 million at December 31, 2003 as compared to $597.0 million at December 31, 2002.  The increase in loans receivable was attributable to a $61.0 million increase in the Bank’s one- to four-family mortgage loan portfolio; a $57.3 million increase in the commercial real estate loan portfolio; and a $9.8 million increase in the multi-family loan portfolio, which was partially offset by a $5.0 million decrease in the construction and land loan portfolio during the year ended December 31, 2003.  The overall increase in loans is primarily attributed to the Bank’s growing market area and lower interest rate environment.  In addition, the Bank purchased $110.2 million in loans for the year ended December 31, 2003.  Bank owned life insurance increased $5.8 million, or 46.9%, to $18.0 million at December 31, 2003 as compared to $12.2 million at December 31, 2002.  This increase was due to an investment of $5.0 million made in May 2003.  Investment securities increased by $2.7 million to $90.7 million at December 31, 2003, as compared to $88.0 million at December 31, 2002.  This increase was due to a $5.0 million increase in FNMA preferred stock, and a $3.2 million increase in U.S. Government obligations, which was partially offset by a $3.6 million decrease in corporate bonds and a $2.0 million decrease in municipal securities.  Cash and cash equivalents decreased $10.9 million to $21.9 million at December 31, 2003 as compared to $32.8 million at December 31, 2002.  The growth in total assets was funded by increases in deposits and borrowed money.  Deposits increased $72.6 million, or 13.8%, to $596.8 million at December 31, 2003 from $524.2 million at December 31, 2002.  The increase in deposits is largely due to increased advertising and two new branch offices.  Borrowed money, primarily representing FHLB advances, increased $40.0 million to $211.8 million at December 31, 2003 from $171.8 million at December 31, 2002.  Stockholders’ equity increased by $3.6 million to $78.4 million at December 31, 2003 as compared to $74.8 million at December 31, 2002.  This increase is primarily the result of the Company’s net income during the year, which was partially offset by a $819,000 decrease in the Company’s accumulated other comprehensive income relating to its available-for-sale investment portfolio, stock repurchases totaling $2.6 million and dividends paid of $2.4 million.

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

General. The Company’s net income increased $1.1 million, to $7.2 million for the year ended December 31, 2003, from $6.1 million for the year ended December 31, 2002.

Interest Income. Interest income increased $731,000, or 1.6%, to $45.7 million for the year ended December 31, 2003, compared with the year ended December 31, 2002.  This increase resulted from an increase in average interest-earning assets offset by a decrease in average yield.  The largest component was an increase of $1.5 million in other loan interest income for the year ended December 31, 2003.  This resulted from an increase in average balance of $36.6 million, offset by a decrease in average yield of 75 basis points.  Another component was an increase of $332,000 in investment securities and interest bearing deposits interest income for the year ended December 31, 2003.  This resulted from an increase in average balance of $12.5 million offset by a decrease in average yield of 37 basis points.  This was partially offset by a decrease of $968,000 in mortgage loan interest income.  This resulted from an increase in average balance of $61.8 million offset by a decrease in average yield of 97 basis points.  Overall, the average yield on the Bank’s interest-earning assets decreased by 81 basis points to 5.80% for the year ended December 31, 2003 from 6.61% for the year ended December 31, 2002.  The decrease in average yield is due to a general decline in interest rates.  The average balance of interest-earning assets increased $110.6 million, or 16.0%, to $803.0 million for the year ended December 31, 2003 from $692.4 million for the comparable period in 2002.

Interest Expense. Interest expense decreased by $1.3 million, or 5.6%, to $21.5 million for the year ended December 31, 2003, from $22.8 million for the year ended December 31, 2002.  This decrease resulted from the increase in the average balance of interest-bearing liabilities, the effect of which was offset by an overall decrease in the average rate paid on those interest-bearing liabilities.  The average rate paid on total deposits decreased 75 basis points to 2.30% for the year ended December 31, 2003 from 3.05% for the year ended December 31, 2002.  The average balance of deposits increased $84.7 million, or 19.1%, to $528.9 million for the year ended December 31, 2003 from $444.2 million for the year ended December 31, 2002.  The resulting decrease in interest expense totaled $1.4 million for the year ended December 31, 2002.  Interest expense resulting from borrowed money increased by $128,000.  The average rate paid on borrowed money decreased 42 basis points to 4.93% for the year ended December 31, 2003 from 5.35% for the year ended December 31, 2002.  This decrease in average rate was offset by an increase of $17.5 million in the average balance of borrowed money to $190.5 million for the year ended December 31, 2003 from $173.0 million for the year ended December 31, 2002.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $2.0 million, or 9.1%, to $24.2 million for the year ended December 31, 2003 from $22.2 million for the year ended December 31, 2002.  This increase was primarily attributed to a $110.6 million increase in average interest-earning assets, at an average yield of 5.80%, offset by an increase in the average balance of interest-bearing liabilities of $102.2 million, at an average cost of 2.99%.  The interest rate spread decreased 10 basis points to 2.81% for the year ended December 31, 2003 from 2.91% for the year ended December 31, 2002.  The net interest margin as a percent of interest-earning assets decreased 20 basis points to 3.11% for the year ended December 31, 2003 as compared to 3.31% for the comparable period in 2002.

Provision for Loan Losses. The Bank’s provision for loan losses decreased $287,000 to $613,000 for the year ended December 31, 2003 from $900,000 in 2002.  At December 31, 2003 and 2002, non-performing loans totaled $2.8 million and $2.4 million, respectively.  At December 31, 2003 and 2002 the balance of the allowance for loan losses totaled $3.8 million and $3.1 million, respectively.  At December 31, 2003, the ratio of the allowance for loan losses to non-performing loans was 135.7% compared to 131.1% at December 31, 2002.  The ratio of the allowance to total loans was 0.52% and 0.53% at December 31, 2003 and 2002, respectively.  Net charge-offs totaled $14,000 in 2002 and there were no charge-offs for the year ended December 31, 2003. Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, impairments in the current loan portfolio, and other factors.  This analysis is designed to reflect credit losses for specifically identified loans, as well as credit losses in the remainder of the loan portfolio.  The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank’s portfolio.  The reserve methodology also critically assesses those loans adversely classified in the portfolio by management as doubtful, substandard or special mention.  These allowance components are set at a higher factor than the non-classified one- to four-family loans in the portfolio to reflect the greater level of risk to which management believes the Bank is exposed.  Management believes that the allowance for loan losses is currently adequate to cover probable losses in the existing loan portfolio.  While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control.  In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management

Noninterest Income. Noninterest income totaled $5.7 million and $4.3 million for the years ended December 31, 2003 and 2002, respectively.  Service fees increased $566,000 to $2.2 million for the year ended December 31, 2003 from $1.6 million for the comparable period in 2002.  Service fees increased primarily due to the offering of an overdraft privilege account to our customers.  Gains on sale of securities totaled $816,000 for the year ended December 31, 2003.  There were no securities sales for the year ended December 31, 2002.  The gain on sale of securities was the result of repositioning the balance sheet and favorable market conditions.  Gains on sale of foreclosed real estate totaled $192,000 for the year ended December 31, 2003.  There were no gains on sale of foreclosed real estate for the year ended December 31, 2002.  Income related to bank owned life insurance increased $151,000 to $844,000 for the year ended December 31, 2003 from $693,000 for the comparable period in 2002.  This increase is primarily due to the additional investment of $5.0 million made in May 2003.  In addition, insurance and brokerage commissions increased $37,000 to $442,000 for the year ended December 31, 2003 from $405,000 for the year ended December 31, 2002.  These increases were partially offset by a $496,000 decrease to $786,000 in income generated by Computer Dynamics Group, Inc. (“CDGI”) for the year ended December 31, 2003.  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for technology services.

Noninterest Expense. Noninterest expense increased by $2.0 million, to $18.6 million for the year ended December 31, 2003 from $16.6 million for the comparable period in 2002.  Compensation and benefits increased by $747,000, or 7.3%, to $11.0 million for the year ended December 31, 2003 compared to $10.2 million for the year ended December 31, 2002.  This increase was primarily due to a combination of annual salary increases and the addition of staff.  The additional staff expenses are partially attributed to the Bank’s two new branch offices.  Office buildings operations increased by $328,000 to $2.7 million for the year ended December 31, 2003 compared to $2.4 million for the comparable period in 2002.  Other operating expenses, including advertising, marketing, postage, communications, data processing and other office expense increased by a combined $243,000, or 11.1% to $2.4 million for the year ended December 31, 2003 compared to $2.2 million for the comparable period in 2003.  Of this increase, $92,000 is related to data processing expense; $85,000 of NOW account operating expenses, and $53,000 of advertising expenses.  In addition, the Company incurred a goodwill impairment of $264,000, relating to its majority owned subsidiary CDGI, for the year ended December 31, 2003.  The goodwill impairment is primarily due to a weaker demand for technology services.  The efficiency ratio improved to 62.2% for the year ended December 31, 2003 from 62.8% for the comparable prior year period.  In addition, the noninterest expense to average total asset ratio decreased 8 basis points to 2.19% at December 31, 2003 from 2.27% for the prior year period.  Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense. Income tax expense totaled $3.6 million for the year ended December 31, 2003 compared to $2.9 million for the comparable period in 2002.  The increase in the provision for income taxes was the result of an increase in pretax income of $1.7 million to $10.7 million for the year ended December 31, 2003 from $9.0 million for the same period in 2002.  The effective tax rate increased slightly to 33.8% for the year ended December 31, 2003 from 32.1% for the preceding year.  The increase in the effective tax rate is partially due to a reduction in the municipal bond investment portfolio and the goodwill impairment related to CDGI, offset in part by the additional purchase of bank owned life insurance.

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

General. The Company’s net income increased $1.5 million, to $6.1 million for the year ended December 31, 2002, from $4.6 million for the year ended December 31, 2001.

Interest Income.   Interest income increased $1.2 million, or 2.7%, to $45.0 million for the year ended December 31, 2002, compared with 2001.  This increase resulted from an increase in average interest-earning assets, partially offset by a decrease in average yield.  The largest component was an increase of $898,000 in mortgage loan interest income for the year ended December 31, 2002.  This resulted from an increase in average balance of $41.1 million offset by a decrease in average yield of 45 basis points.  Another component was an increase of $881,000 in other loan interest income for the year ended December 31, 2002.  This resulted from an increase in average balance of $25.0 million offset by a decrease in average yield of 138 basis points.  This was partially offset by a decrease of $332,000 in interest income on investment securities, FHLB stock and short-term deposits.  This resulted from an increase in average balance of $14.5 million offset by a decrease in average yield of 62 basis points.  Overall, the average yield on the Bank’s interest-earning assets decreased by 59 basis points to 6.61% for the year ended December 31, 2002 from 7.20% for the year ended December 31, 2001.  The decrease in average yield is due to a general decrease in interest rates.  The average balance of interest-earning assets increased by $80.5 million, or 13.2%, to $692.4 million for the year ended December 31, 2002 from $611.9 million in 2001.

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

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $3.8 million, or 20.6%, to $22.2 million for the year ended December 31, 2002 from $18.4 million for 2001.  This increase was primarily attributable to an $80.5 million increase in average interest-earning assets, at an average yield of 6.61%, offset by an increase in the average balance of interest-bearing liabilities of $85.5 million, at an average cost of 3.70%.  This combination resulted in an increase in interest rate spread of 46 basis points to 2.91% for the year ended December 31, 2002, as compared to 2.42% for the year ended December 31, 2001.  The increase in interest rate spread is due to a general decrease in rates in the Bank’s local market area as well as deposits repricing faster than loans.  The net interest margin as a percent of interest-earning assets increased by 26 basis points to 3.31% for the year ended December 31, 2002 as compared to 3.05% for the comparable period in 2001.

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

Noninterest Income.  Noninterest income totaled $4.3 million and $1.8 million for the years ended December 31, 2002 and 2001, respectively.  Insurance and brokerage commissions increased $86,000 to $405,000 for the year ended December 31, 2002 from $319,000 for the comparable period in 2001.  Income related to bank owned life insurance increased from zero in 2001 to $693,000 for the year ended December 31, 2002.  Service fees increased $371,000 to $1.6 million for the year ended December 31, 2002 from $1.2 million for the comparable prior year period.  Revenues of $1.3 million were generated by Computer Dynamics Group, Inc. (“CDGI”).  As previously reported, the Company purchased a controlling interest in CDGI for $420,000 in January 2002.  CDGI is an information technology consulting/services company with main offices in West Chicago, Illinois and generally services clients located in the Chicago metropolitan area.

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

Income Tax Expense.  Income tax expense totaled $2.9 million for the year ended December 31, 2002 compared to $2.5 million for the comparable period in 2001.  The increase in the provision for income taxes was the result of an increase in pretax income of $1.9 million, to $9.0 million for the year ended December 31, 2002 from $7.1 million for the same period in 2001.  The effective income tax rate decreased to 32.1% for the year ended December 31, 2002 from 35.1% for the preceding year.  The decrease in the effective tax rate is primarily due to the increase in municipal securities available-for-sale and investment in bank owned insurance for which income is non-taxable.

Off-Balance Sheet Arrangements

For a discussion of the Bank’s off-balance sheet arrangements, see note 14 (“Concentrations of Credit Risk and Financial Instruments with Off-Balance Sheet Risk”) of the Notes to Consolidated Statements found on page F-23.

Contractual Obligations and Commercial Commitments

The Bank has certain obligations and commitments to make future payments under contracts.  At December 31, 2003, the aggregate contractual obligations and commercial commitments are:

	At December 31, 2003
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	Total December 31, 2003
	(In thousands)
Contractual obligations:
Certificates of deposit	$126,067	$35,238	$60,600	$16,732	$6,509	$—	$245,146
Federal home loan bank advances	47,700	23,000	15,000	—	19,000	100,000	204,700
Operating leases	106	108	109	110	112	293	838
Total at December 31, 2003	$173,873	$58,346	$75,709	$16,842	$25,621	$100,293	$450,684

	At December 31, 2003
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	Total December 31, 2003
	(In thousands)
Other commercial commitments:
Lines of credit	$10,420	$952	$1,057	$612	$3,880	$25,421	$42,342
Loan commitments	11,516	—	—	—	—	—	11,516
Letters of credit	2,422	1,002	10	2,000	—	—	5,434
Total at December 31, 2003	$24,358	$1,954	$1,067	$2,612	$3,880	$25,421	$59,292

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

The primary investing activities of the Bank are the origination of primarily residential one-to four-family loans and, to a lesser extent, multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed and mortgage-related securities.  During the years ended December 31, 2003, 2002, and 2001, the Bank’s loan originations totaled $299.6 million, $179.2 million and $206.6 million, respectively.  In addition, the Bank purchased loans totaling $110.2 million, $79.6 million and $65.2 million for the same time periods.  Primarily deposit growth, borrowings and principal repayments on loans, and mortgage-backed securities funded these activities.  The Bank experienced a net increase in total deposits of $72.6 million, $104.1 million and $50.6 million for the years ended December 31, 2003, 2002, and 2001, respectively.  This increase can be attributed to an aggressive marketing campaign as well as the addition of a branch office.  In addition, borrowings increased $40.0 million, decreased $3.5 million and increased $35.0 million, respectively for the same time periods.  The level of interest rates affects deposit flows, the interest rates and products offered by the local competitors and the Bank, and other factors.

The Bank’s most liquid assets are cash and interest-bearing demand accounts.  The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.  At December 31, 2003, cash and interest-bearing demand accounts totaled $21.9 million, or 2.4% of total assets.  The Bank closely monitors its liquidity position on a daily basis.  On a longer-term basis, the Bank maintains a strategy of investing in various lending products as described in greater detail under Item 1 to this Annual Report.  In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances.  At December 31, 2003, the Bank had $204.7 million of outstanding FHLB borrowings.

Outstanding commitments to originate first mortgage loans totaled $11.5 million at December 31, 2003.  Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments.  Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2003, totaled $126.1 million.  For the year ended December 31, 2003, the Bank experienced an 87.7% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits.  The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits.  From time to time, the Bank will also offer competitive special products to its customers to increase retention.  Based upon the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

At December 31, 2003, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $73.7 million, or 8.27% of adjusted assets, which is above the required level of $35.7 million, or 4.00%, and risk-based capital of $77.5 million, or 12.19% of adjusted assets, which is above the required level of $50.9 million, or 8.00%.

The capital injection resulting from the Conversion in 1998 of $72.8 million significantly increased liquidity and capital resources.  A portion of the net proceeds was invested in marketable securities.  The initial level of liquidity has been reduced as net proceeds are utilized for general corporate purposes, including the funding of lending activities and expansion of facilities and to a greater degree the repurchase of the Company’s common stock.  During 2003, the Company repurchased 134,500 shares of the Company’s common stock at an average price per share of $19.04.  The Company believes that stock repurchases are a good way to manage its excess capital and a sound investment decision.  The primary source of funding for the Company is dividend payments from the Bank, sales and maturities of investment securities and, to a lesser extent, earnings on investments and deposits held by the Company.  Dividend payments by the Bank have primarily been used to fund stock repurchase programs and pay dividends on Company stock.  These repurchases totaled $37.1 million as of December 31, 2003.  The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the provisions of the Illinois state banking regulations and the Federal Deposit Insurance Corporation.  Additionally, the Illinois State Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends that are otherwise permissible by regulation for safety and soundness reasons.  Under Illinois banking law, an Illinois state chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Commissioner is required if the total of all dividends declared in a calendar year would exceed 50% of the

Bank’s net profits for that year if the Bank has total capital of less than 6% of total assets.  A savings bank may not declare dividends in excess of its net profits in any year without the approval of the Commissioner.  To the extent the Bank were to apply to pay a dividend or capital distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made such application would be approved by the regulatory authorities.  See also “Regulation and Supervision” on page 27.

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

Impact of Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity.  A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest.  Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur.  On October 9, 2003, the FASB issued a deferral to December 31, 2003 of the implementation of FIN 46 for variable interest entities in existence prior to February 1, 2003.  We do not expect that the adoption of this Interpretation will have a material impact on our consolidated financial statements.  On December 24, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued on January 17, 2003.  We do not believe the implementation of FIN 46R will have a material effect on our financial statements.

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

In November 2003, the FASB ratified a consensus reached by the Emerging Issues Task Force (“EITF”) in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which is effective for fiscal years ending after December 15, 2003.  The consensus requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized.  These disclosures are contained in Note 4 of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Bank’s interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates similar to the assumptions utilized for the Gap Table.  The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates; whichever produces a larger decline.  The higher the institution’s Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be.  The following NPV Table sets forth the Bank’s NPV as of December 31, 2003.

Change in Interest Rates In Basis Points (Rate Shock)
	Net Portfolio Value			NPV as% of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)

300	$48,762	$(38,604)	(44.19)%	5.60%	(41.24)%
200	62,633	(24,733)	(28.31)	7.07	(25.81)
100	75,730	(11,636)	(13.32)	8.42	(11.65)
Static	87,366	—	—	9.53	—
(100)	83,338	(4,028)	(4.61)	9.07	(4.83)

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV require certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the NPV Table presented assumes that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV Table provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results.  Due to the level of the current interest rate environment only a 100 basis point decline is shown.

For a further discussion regarding Quantitative and Qualitative Disclosure about Market Risk, see Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk and Market Risk Analysis.”

Item 8. Financial Statements and Supplementary Data.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors
EFC Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of EFC Bancorp, Inc. and subsidiaries (the Company) as of December 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFC Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Chicago, Illinois
March 5, 2004

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and cash equivalents:
On hand and in banks	$5,449,261	4,277,209
Interest bearing deposits with financial institutions	16,426,727	28,567,081

Total cash and cash equivalents	21,875,988	32,844,290

Loans receivable, net	716,883,910	597,038,305
Mortgage-backed securities available-for-sale, at fair value	10,164,501	15,255,684
Investment securities available-for-sale, at fair value	90,656,208	87,981,884
Foreclosed real estate	—	1,985,741
Stock in Federal Home Loan Bank of Chicago, at cost	10,877,600	9,362,200
Accrued interest receivable	4,009,280	3,887,410
Office properties and equipment, net	17,672,562	16,796,685
Real estate held for development	4,189,637	2,934,072
Bank owned life insurance	17,986,416	12,246,803
Other assets	2,776,482	2,042,852

Total assets	$897,092,584	782,375,926

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$596,763,807	524,189,844
Borrowed money	211,788,751	171,778,743
Income taxes payable	535,795	(40,717)
Accrued expenses and other liabilities	9,758,945	11,746,488

Total liabilities	818,847,298	707,674,358

Minority interest	(158,666)	(75,127)

Stockholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share. Authorized 25,000,000 shares; issued 7,491,434 shares at December 31, 2003 and 2002	74,914	74,914
Additional paid-in capital	72,247,346	71,834,834
Treasury stock, at cost, 2,898,763 and 2,854,293 shares at December 31, 2003 and 2002, respectively	(35,598,664)	(33,755,940)
Unearned employee stock ownership plan (ESOP), 359,590 and 399,544 shares at December 31, 2003 and 2002, respectively	(5,376,779)	(5,974,199)
Unearned stock award plan, 6,026 and 51,790 shares at December 31, 2003 and 2002, respectively	(67,039)	(576,164)
Retained earnings, substantially restricted	46,681,729	41,911,421
Accumulated other comprehensive income, net	442,445	1,261,829

Total stockholders’ equity	78,403,952	74,776,695

Commitments and contingencies

Total liabilities and stockholders’ equity	$897,092,584	782,375,926

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Interest income:
Loans secured by real estate	$33,561,702	34,529,608	33,631,702
Other loans	6,658,237	5,166,670	4,285,273
Mortgage-backed securities available-for-sale	517,104	641,146	826,999
Investment securities available-for-sale and interest bearing deposits with financial institutions	5,012,524	4,680,757	5,096,809

Total interest income	45,749,567	45,018,181	43,840,783

Interest expense:
Deposits	12,160,594	13,567,100	16,454,916
Borrowed money	9,382,424	9,254,173	8,978,165

Total interest expense	21,543,018	22,821,273	25,433,081

Net interest income before provision for loan losses	24,206,549	22,196,908	18,407,702

Provision for loan losses	613,250	900,000	500,000

Net interest income after provision for loan losses	23,593,299	21,296,908	17,907,702

Noninterest income:
Service fees	2,157,189	1,591,294	1,220,059
Insurance and brokerage commissions	441,725	404,929	318,698
Information technology sales and service income, net	786,130	1,282,615	—
Gain on sale of foreclosed real estate	192,113	—	8,014
Gain on sale of securities	816,454	—	32,812
Gain on sale of loans	156,223	200,409	170,723
Bank owned life insurance	844,385	692,863	—
Other	342,007	148,757	70,392

Total noninterest income	5,736,226	4,320,867	1,820,698

Noninterest expense:
Compensation and benefits	10,981,846	10,234,785	7,676,007
Office building, net	2,714,859	2,387,286	1,695,108
Federal insurance premiums	89,573	76,311	74,853
Advertising	779,331	726,320	523,023
Data processing	980,204	888,634	829,076
NOW account operating expenses	582,915	498,104	357,121
Impairment of goodwill	264,382	—	—
Other	2,216,839	1,834,366	1,430,201

Total noninterest expense	18,609,949	16,645,806	12,585,389

Income before income taxes and minority interest	10,719,576	8,971,969	7,143,011

Income tax expense	3,618,674	2,882,339	2,507,811

Income before minority interest	7,100,902	6,089,630	4,635,200

Minority interest	83,539	57,682	—

Net income	$7,184,441	6,147,312	4,635,200

Earnings per share:
Basic	$1.70	1.46	1.09
Diluted	1.61	1.39	1.08

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2003, 2002, and 2001

	Number of common stock shares	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP plan shares	Unearned stock award plan shares	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2000		$74,914	71,761,626	(30,987,317)	(7,169,039)	(1,834,468)	35,483,689	(44,303)	67,285,102

Treasury stock purchased	(227,708)	—	—	(2,597,237)	—	—	—	—	(2,597,237)
ESOP shares committed to be released	39,954	—	(128,832)	—	597,420	—	—	—	468,588
Stock award plan – shares allocated	56,953	—	30,901	—	—	633,602	—	—	664,503
Dividends declared ($0.50 per share)		—	—	—	—	—	(2,103,147)	—	(2,103,147)

Comprehensive income:
Net income		—	—	—	—	—	4,635,200	—	4,635,200
Change in net unrealized gain (loss) on securities available-for-sale, less reclassification adjustment for realized gains included in net income of $32,812		—	—	—	—	—	—	451,728	451,728
Income tax effect		—	—	—	—	—	—	(176,174)	(176,174)

Total comprehensive income									4,910,754

Balance at December 31, 2001		74,914	71,663,695	(33,584,554)	(6,571,619)	(1,200,866)	38,015,742	231,251	68,628,563

Treasury stock purchased	(56,800)	—	—	(956,564)	—	—	—	—	(956,564)
ESOP shares committed to be released	39,954	—	43,671	—	597,420	—	—	—	641,091
Stock options exercised	87,380	—	—	785,178	—	—	—	—	785,178
Stock award plan – shares allocated	56,153	—	127,468	—	—	624,702	—	—	752,170
Dividends declared ($0.535 per share)		—	—	—	—	—	(2,251,633)	—	(2,251,633)

Comprehensive income:
Net income		—	—	—	—	—	6,147,312	—	6,147,312
Change in net unrealized gain (loss) on securities available-for-sale		—	—	—	—	—	—	1,689,471	1,689,471
Income tax effect		—	—	—	—	—	—	(658,893)	(658,893)

Total comprehensive income									7,177,890

Balance at December 31, 2002		74,914	71,834,834	(33,755,940)	(5,974,199)	(576,164)	41,911,421	1,261,829	74,776,695

Treasury stock purchased	(134,500)	—	—	(2,560,340)	—	—	—	—	(2,560,340)
ESOP shares committed to be released	39,954	—	202,986	—	597,420	—	—	—	800,406
Stock options exercised	90,030	—	—	717,616	—	—	—	—	717,616
Stock award plan – shares allocated	45,764	—	209,526	—	—	509,125	—	—	718,651
Dividends declared ($0.575 per share)		—	—	—	—	—	(2,414,133)	—	(2,414,133)

Comprehensive income:
Net income		—	—	—	—	—	7,184,441	—	7,184,441
Change in net unrealized gain (loss) on securities available-for-sale, less reclassification adjustment for realized gains included in net income of $816,454		—	—	—	—	—	—	(1,343,252)	(1,343,252)
Income tax effect		—	—	—	—	—	—	523,868	523,868

Total comprehensive income									6,365,057

Balance at December 31, 2003		$74,914	72,247,346	(35,598,664)	(5,376,779)	(67,039)	46,681,729	442,445	78,403,952

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$7,184,441	6,147,312	4,635,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts, net	101,179	9,392	151,481
Provision for loan losses	613,250	900,000	500,000
FHLB of Chicago stock dividends	(755,200)	(470,300)	(538,300)
Deferred income tax expense (benefit)	407,906	(276,407)	192,517
Stock award plan shares allocated, net of tax effect	718,651	752,170	664,503
ESOP shares committed to be released	597,420	597,420	597,420
Change in fair value of ESOP shares	202,986	43,671	(128,832)
Depreciation and amortization of office properties and equipment	1,153,959	834,635	738,071
Gain on sale of foreclosed real estate	(192,113)	—	(8,014)
Gain on sale of investment securities	(816,454)	—	(32,812)
Gain on sale of loans	(156,223)	(200,409)	(170,723)
Change in minority interest in subsidiary	(83,539)	(75,127)	—
Increase in bank owned life insurance	(739,613)	(612,803)	—
Impairment of goodwill	264,382	—	—
(Increase) decrease in accrued interest receivable and other assets, net	(612,900)	(1,183,514)	204,434
Increase (decrease) in income taxes payable, accrued expenses and other liabilities, net	(1,858,749)	2,401,319	3,327,567

Net cash provided by operating activities	6,029,383	8,867,359	10,132,512

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(30,899,719)	3,749,783	(26,520,097)
Purchases of loans receivable	(110,230,678)	(79,620,252)	(65,161,386)
Proceeds from the sale of loans	20,838,243	13,217,497	10,519,267
Increase in real estate held for development	(1,255,565)	(2,934,072)	—
Purchases of mortgage-backed securities available-for-sale	(2,549,222)	(7,170,009)	(10,435,957)
Principal payments on mortgage-backed securities available-for-sale	7,363,479	5,593,387	5,978,113
Maturities of investment securities available-for-sale	29,699,965	27,547,993	32,413,522
Proceeds from sale of investment securities available-for-sale	15,349,744	—	4,032,812
Purchases of investment securities available-for-sale	(48,075,084)	(45,057,683)	(40,602,120)
Purchases of office properties and equipment	(2,029,835)	(6,641,114)	(2,723,957)
Investment in bank owned life insurance	(5,000,000)	(780,000)	(10,854,000)
Purchases of stock in the Federal Home Loan Bank of Chicago	(760,200)	—	(593,600)
Cash used in acquisition of majority-owned subsidiary	—	(420,000)	—
Proceeds from sale of foreclosed real estate	2,177,854	—	4,104,916

Net cash used in investing activities	(125,371,018)	(92,514,470)	(99,842,487)

Cash flows from financing activities:
Net increase in deposits	72,573,963	104,105,555	50,550,934
Proceeds from borrowed money	136,071,102	622,636	60,000,000
Repayments on borrowed money	(96,061,094)	(4,043,893)	(25,000,000)
Purchase of treasury stock	(2,560,340)	(956,564)	(2,597,237)
Stock options exercised	717,616	785,178	—
Cash dividends paid	(2,367,914)	(2,196,801)	(2,091,103)

Net cash provided by financing activities	108,373,333	98,316,111	80,862,594

Net increase (decrease) in cash and cash equivalents	(10,968,302)	14,669,000	(8,847,381)

Cash and cash equivalents at beginning of year	32,844,290	18,175,290	27,022,671

Cash and cash equivalents at end of year	$21,875,988	32,844,290	18,175,290

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,381,233	22,759,969	25,366,680
Income taxes	3,340,000	3,121,000	2,207,500
Noncash investing activities:
Transfer of loans to foreclosed real estate	—	1,985,741	3,557,110

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(1)                     Summary of Significant Accounting Policies

The following describes the more significant policies which EFC Bancorp, Inc. (the Company) follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of EFC Bancorp, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company purchased an 80% interest in Computer Dynamics Group, Inc. (CDGI) for $420,000 in January 2002. CDGI is consolidated and a minority interest is recorded for the proportionate interest not owned by the Company.

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

A loan is generally classified as nonaccrual when collectibility is in doubt and the loan is contractually past due three months or more. When a loan is placed on nonaccrual status, previously accrued, but unpaid interest is reversed against interest income. Income on such loans is subsequently recorded to the extent that cash is received and where future collection of principal is probable.

Investment Securities and Mortgage-backed Securities

The Company classifies its investment and mortgage-backed securities in one of three categories: trading, available-for-sale, or held-to-maturity. Securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and measured at amortized cost. Securities purchased for the purpose of being sold in the near term are classified as trading securities and measured at fair value with any change in fair value included in earnings. All other securities that are not classified as held-to-maturity or trading are classified as available-for-sale. Securities classified as available-for-sale are measured at fair value with any changes in fair value reflected as a separate component of stockholders’ equity, net of related tax effects. Gains and losses on the sale of such securities are determined using the specific identification method. Securities that have losses deemed other than temporary are recognized as losses in the consolidated statement of income and a new cost basis is established. The Company has classified all investment securities as available-for-sale at December 31, 2003 and 2002.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. To the extent a deferred tax asset is established which is not likely to be realized, a valuation allowance is established against such asset.

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

Stock Option Plan

The Company has stock option plans that authorize the granting of stock options to eligible employees. In December 2002, the Company adopted SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

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

	Year ended December 31
	2003	2002	2001
Net income as reported	$7,184,441	6,147,312	4,635,200
Add: Stock based compensation, net of tax included in the determination of net income as reported	509,125	624,702	633,602
Deduct: Stock based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(977,388)	(1,073,080)	(1,085,821)

Pro forma net income	$6,716,178	5,698,934	4,182,981

Basic earnings per share
As reported	$1.70	1.46	1.09
Pro forma	1.59	1.35	0.98

Diluted earnings per share
As reported	$1.61	1.39	1.08
Pro forma	1.51	1.29	0.97

The Company follows the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2003
Dividend yield	2.83% - 3.16%
Risk-free interest rate	3.54% - 3.83%
Weighted average expected life	10 Years
Expected volatility	14.7% - 17%

There were no options granted during 2002 and 2001.

The weighted average per share fair value of options granted in 2003 was $2.61.

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

	Year ended December 31
	2003	2002	2001
Basic:
Net income	$7,184,441	6,147,312	4,635,200
Weighted average common shares outstanding	4,214,480	4,215,039	4,249,640

Basic earnings per share	$1.70	1.46	1.09

Diluted:
Net income	$7,184,441	6,147,312	4,635,200
Weighted average common shares outstanding	4,214,480	4,215,039	4,249,640
Effect of dilutive stock options outstanding	238,633	204,985	47,134

Diluted weighted average common shares outstanding	4,453,113	4,420,024	4,296,774

Diluted earnings per share	$1.61	1.39	1.08

(3)                     Loans Receivable, Net

Loans receivable, net are summarized as follows:

	December 31,
	2003	2002
Mortgage loans:
One-to-four family residential	$466,930,401	405,952,832
Multifamily	52,248,499	42,497,672
Commercial	109,426,205	52,154,556
Construction and land	36,356,150	41,323,317

Total mortgage loans	664,961,255	541,928,377

Other loans:
Home equity loans	27,497,027	21,160,238
Commercial	22,603,322	33,315,091
Auto loans	1,471,200	1,115,795
Loans on savings accounts	228,563	1,017,541
Other	4,066,233	1,888,763

Total other loans	55,866,345	58,497,428

Total loans receivable	720,827,600	600,425,805

Less:
Deferred loan fees	189,174	246,354
Allowance for loan losses	3,754,516	3,141,146

Loans receivable, net	$716,883,910	597,038,305

Activity in the allowance for loan losses is summarized as follows:

	Year ended December 31
	2003	2002	2001
Balance at beginning of year	$3,141,146	2,255,146	1,881,084
Provision for loans losses	613,250	900,000	500,000
Charge-offs	—	(16,192)	(125,959)
Recoveries	120	2,192	21

Balance at end of year	$3,754,516	3,141,146	2,255,146

Loans receivable in arrears three months or more and on nonaccrual status or in the process of foreclosure are as follows:

	Number of loans	Amount	Percent of gross loans receivable
December 31, 2003	18	$1,884,550	0.26%
December 31, 2002	13	1,076,762	0.18
December 31, 2001	10	2,641,085	0.49

Interest income foregone that would have been recognized on nonaccrual loans if such loans had performed in accordance with their contractual terms was $82,000, $198,000, and $187,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

There were no impaired loans at December 31, 2003 and 2002.

The Savings Bank offers to its employees, officers, and directors adjustable-rate mortgage loans for the purchase or refinance of the individual’s owner-occupied primary residence with interest rates which may be up to 1% below the rates offered to the Savings Bank’s other customers. All other loans to officers, directors, and to associates of such persons are made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other customers and do not involve more than a normal risk of collectibility. As of December 31, 2003 and 2002, the outstanding balance on such loans was approximately $4,544,000 and $5,274,000, respectively. Loan originations, repayments, and other changes for the year ended December 31, 2003 were $2,923,000, $3,216,000, and $437,000, respectively.

(4)                     Mortgage-backed Securities and Investment Securities Available-for-Sale

The amortized cost and estimated fair value of mortgage-backed securities and investment securities available-for-sale are summarized as follows:

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$3,039,557	16,910	(12,519)	3,043,948
Federal National Mortgage Association	2,081,020	27,116	(343)	2,107,793
Government National Mortgage Association	5,058,235	14,970	(60,445)	5,012,760

	10,178,812	58,996	(73,307)	10,164,501
Investment securities:
United States Government obligations	36,081,402	277,043	(294,722)	36,063,723
Municipal securities	32,558,305	1,168,679	(76,525)	33,650,459
Corporate bonds	5,038,570	391,641	—	5,430,211
Equity securities	16,238,300	57,000	(783,485)	15,511,815

	89,916,577	1,894,363	(1,154,732)	90,656,208

	$100,095,389	1,953,359	(1,228,039)	100,820,709

	December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$6,717,546	38,837	(22,359)	6,734,024
Federal National Mortgage Association	3,795,954	39,454	(109)	3,835,299
Government National Mortgage Association	4,661,310	39,401	(14,350)	4,686,361

	15,174,810	117,692	(36,818)	15,255,684
Investment securities:
United States Government obligations	32,110,804	826,668	(95,895)	32,841,577
Municipal securities	34,764,789	905,781	(62,565)	35,608,005
Corporate bonds	8,870,890	156,126	(16,110)	9,010,906
Equity securities	10,247,703	302,910	(29,217)	10,521,396

	85,994,186	2,191,485	(203,787)	87,981,884

	$101,168,996	2,309,177	(240,605)	103,237,568

During the year ended December 31, 2003, sales of investment securities available-for-sale totaled $15,349,744. These sales resulted in gross gains of $816,454 for 2003. There were no sales of investment securities available-for-sale for the year ended December 31, 2002. In addition, during the year ended December 31, 2001, sales of investment securities available-for-sale totaled $4,032,812. These sales resulted in gross gains of $32,812.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized cost	Estimated fair value
Due in one year or less	$500,000	500,328
Due after one year through five years	6,113,570	6,555,247
Due after five years through ten years	33,190,105	33,259,918
Due after ten years	33,874,602	34,828,900
Equity securities	16,238,300	15,511,815

	$89,916,577	90,656,208

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individualized securities have been in a continuous unrealized loss position at December 31, 2003:

	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Government obligations	$22,815,577	(294,722)	—	—	22,815,577	(294,722)
Municipal securities	1,994,331	(76,525)	—	—	1,994,331	(76,525)
Mortgage-backed securities	5,808,842	(46,759)	1,549,108	(26,548)	7,357,950	(73,307)

Subtotal, debt securities	30,618,750	(418,006)	1,549,108	(26,548)	32,167,858	(444,554)

Equity securities	10,697,470	(303,183)	2,457,345	(480,302)	13,154,815	(783,485)

Total temporarly impaired securities	$41,316,220	(721,189)	4,006,453	(506,850)	45,322,673	(1,228,039)

Because the securities identified in the table above are classified as available for sale, and carried at fair value with unrealized losses net of related tax effect recorded in stockholders’ equity, any charge to earnings in the future if the securities would be deemed by management to be other than temporarily impaired would not be expected to have a significant impact on stockholders’ equity. None of the unrealized losses are related to credit deterioration. The Bank has the ability and intent to hold these securities until market values recover or until maturity date, if applicable. The $480,000 of unrealized losses on equity securities are primarily on Fannie Mae and Freddie Mac floating rate preferred stock. These unrealized losses are considered temporary impairments due to the interest rate environment in 2003. It is expected that market values will recover in the future as the interest rate on the securities reprice higher as market interest rates increase.

(5)                     Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	December 31,
	2003	2002
Loans receivable	$3,184,334	2,793,170
Mortgage-backed securities	52,437	93,871
Investment securities	772,509	1,000,369
	$4,009,280	3,887,410

(6)                     Office Properties and Equipment

Office properties and equipment at cost is summarized as follows:

	December 31,
	2003	2002
Land	$5,609,577	5,609,577
Land improvements	584,511	549,891
Office buildings	10,982,472	10,404,662
Leasehold improvements	499,296	492,345
Furniture, fixtures, and equipment	5,927,633	5,253,000
Construction in progress	607,837	—

	24,211,326	22,309,475

Less accumulated depreciation and amortization	(6,538,764)	(5,512,790)

	$17,672,562	16,796,685

Depreciation and amortization expense totaled $1,153,959, $834,635, and $738,071 for the years ended December 31, 2003, 2002, and 2001, respectively.

The bank is obligated under non-cancelable leases primarily for office space. Rent expense under these leases for the years ended December 31, 2003, 2002, and 2001, was $103,000, $133,000 and $103,000, respectively. The projected minimum rentals under existing leases as of December 31, 2003 is as follows (in thousands):

Year ended December 31,
2004	$106
2005	108
2006	109
2007	110
2008	112
2009 and thereafter	293

(7)                     Real Estate Activity

Real Estate Held for Development

On June 19, 2002, EFS Service Corporation, a wholly owned subsidiary of the Bank, purchased approximately 16 acres of land located in West Dundee, Illinois. This land is being developed into 29 home-sites for single-family residences. As of December 31, 2003, this investment totaled $4.2 million and there were two model homes under construction.

Joint Ventures

EFS Service Corporation entered into two 50/50 joint venture agreements in 2003, known as Algonquin 80 LLC and Algonquin 36 LLC. Algonquin 80 LLC is 80 acres of vacant land in Algonquin, Illinois to be sold and subsequently developed into residential properties. The Bank has made a loan to the joint venture in the amount of $7.4 million at December 31, 2003 primarily for the acquisition of the land. Algonquin 36 LLC consists of 36 acres of vacant land in Algonquin, Illinois. The strategy is for the joint venture to develop the parcel into commercial properties. The Bank has made a loan to the joint venture in the amount of $8.2 million at December 31, 2003 primarily for the acquisition of the land.

(8)                     Deposits

Deposit balances are summarized as follows:

			Stated or weighted average rate			Stated or weighted average rate
	December 31, 2003			December 31, 2002
	Amount	Percent		Amount	Percent
Commercial checking accounts	$26,069,361	4.4%	—	$21,741,940	4.1%	—
NOW accounts – noninterest bearing	12,967,947	2.2	—	10,912,899	2.1	—
NOW accounts – interest bearing	39,121,533	6.5	0.72%	34,201,191	6.5	1.01%
Passbook	127,929,602	21.4	1.56	106,598,938	20.3	2.28
Money market accounts	145,529,681	24.4	1.84	140,856,886	26.9	2.73

Certificate accounts:
Fixed rates	147,732,779	24.8	2.99	130,204,987	24.9	3.50
Individual retirement accounts – 18-48 month fixed and variable rate	54,769,000	9.2	3.80	50,882,510	9.7	4.14
Jumbo certificates (with a minimum denomination of $100,000)	42,643,904	7.1	2.60	28,790,493	5.5	3.33

	$596,763,807	100.0%	2.30%	$524,189,844	100.0%	3.05%

Contractual maturity of certificate accounts ($100,000 or greater):
Under 3 months	$17,374,274	16.3%		$7,135,456	9.6%
Over 3 months through 6 months	17,468,267	16.4		6,833,041	9.1
Over 6 months through 12 months	24,645,733	23.1		22,525,183	30.1
Over 12 months	47,026,013	44.2		38,233,222	51.2

	$106,514,287	100.0%		$74,726,902	100.0%

The aggregate maturities of certificate accounts at December 31, 2003 are as follows (in thousands):

2004	$126,066
2005	35,239
2006	60,601
2007	16,731
2008	6,509

$245,146

Interest expense on deposits is summarized as follows for the years ended December 31:

	2003	2002	2001
Passbook accounts	$1,867,243	2,308,336	2,324,594
NOW accounts	258,451	320,846	308,862
Money market accounts	2,694,360	3,335,403	3,057,400
Certificate accounts	7,340,540	7,602,515	10,764,060

	$12,160,594	13,567,100	16,454,916

(9)                     Borrowed Money

Borrowed money is summarized as follows:

		December 31, 2003		December 31, 2002
	Maturity	Weighted interest rate	Outstanding balance	Weighted interest rate	Outstanding balance
	(In thousands)
Advances from the Federal Home Loan Bank of Chicago:
	2003	—	$—	4.65%	$5,000
	2004	3.68%	47,700	4.82	32,700
	2005	4.72	23,000	6.17	15,000
	2006	3.02	15,000	4.30	5,000
	2008	4.24	19,000	4.78	14,000
	2010	5.85	65,000	5.85	65,000
	2011	4.66	35,000	4.66	35,000

		4.66%	$204,700	5.27%	$171,700

At December 31, 2003, the Savings Bank had $15,000,000 in overnight borrowings at a floating interest rate of 1.21%. These borrowings are included in the above table maturing in 2004. In addition, $5,000,000 of the advances due in 2008 have adjustable interest rates. All other advances have fixed interest rates. At December 31, 2003, $134,000,000 in advances are callable by the Federal Home Loan Bank of Chicago (FHLB) beginning in 2004.

In addition, at December 31, 2003, the Savings Bank had $7,000,000 in overnight borrowings at a floating interest rate of 1.27% at LaSalle National Bank.

The Savings Bank adopted a collateral pledge agreement whereby it has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, performing first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the FHLB. The carrying value of the collateral was approximately $458,039,000 at December 31, 2003. All stock in the FHLB is also pledged as additional collateral for these advances.

(10)              Income Taxes

Income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 is as follows:

	Year ended December 31
	2003	2002	2001
Current:
Federal	$2,520,966	2,727,959	2,071,628
State	689,802	430,787	243,666

	3,210,768	3,158,746	2,315,294
Deferred:
Federal	410,688	(184,908)	168,966
State	(2,782)	(91,499)	23,551

	407,906	(276,407)	192,517

Total income tax expense	$3,618,674	2,882,339	2,507,811

The actual Federal income tax expense for 2003 and 2002 differs from the “expected” income tax expense for those periods (computed by applying the statutory U.S. Federal corporate tax rate of 34% to earnings before income taxes) as follows:

	2003	2002	2001
Tax expense based on the statutory U.S. Federal corporate tax rate	$3,644,656	3,070,081	2,428,624
State income taxes, net of federal impact	453,433	269,747	169,537
Tax exempt interest income	(474,343)	(415,202)	(163,688)
Bank owned life insurance	(251,468)	(208,353)	—
Goodwill impairment	71,912	—	—
Other, net	174,484	166,066	73,338

	$3,618,674	2,882,339	2,507,811

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$1,457,428	1,216,842
Loan fees	353,107	195,948
Charitable contribution carryforward	—	899,614
Compensation expense	279,207	159,324
Deferred sales income	68,761	—
State net operating loss carryforward	151,493	65,728

Gross deferred tax assets	2,309,996	2,537,456

Less valuation allowance	—	(190,190)

	2,309,996	2,347,266
Deferred tax liabilities:
FHLB stock dividends	(953,523)	(719,145)
Depreciation	(828,033)	(546,549)
Tax bad debt reserve in excess of base year amount	—	(145,231)
Unrealized gain or securities available-for-sale	(282,875)	(806,743)
Other, net	(2,306)	(2,301)

Gross deferred tax liabilities	(2,066,737)	(2,219,969)

Net deferred tax asset	$243,259	127,297

Retained earnings at December 31, 2003 include approximately $2,328,000 of tax bad debt reserves for which no provision for Federal or state income tax has been made. If, in the future this amount, or a portion thereof, is used for certain purposes, then a Federal and state tax liability, at the then-current corporate income tax rates, will be imposed on the amounts so used. The state net operating loss carryforwards total approximately $3,144,000 and will expire starting in 2015. No valuation allowance was required at December 31, 2003 due to the expiration and utilization of the charitable contribution carryforward in 2003.

(11)              Employee Benefit Plans

401(k) Plan and Trust

The Savings Bank adopted the Elgin Federal Financial Center 401(k) Employee Benefit Plan and Trust (Plan), effective November 1, 1986, for the exclusive benefit of eligible employees and their beneficiaries. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least six months of service for the Savings Bank and are age 20 or older. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 2% to 10% of their earnings, subject to Internal Revenue Service limitations. Matching contributions can be made at the Savings Bank’s discretion each plan year. There were no contributions by the Savings Bank during 2003, 2002, and 2001.

Employee Stock Ownership Plan (ESOP)

In conjunction with the Savings Bank’s conversion, the Company formed an ESOP. The ESOP covers substantially all employees that are age 21 or over and with at least 1,000 hours of service. The ESOP borrowed $8,961,298 from the Company and purchased 599,314 common shares issued in the Conversion. The loan has a 15 year term, with an interest rate of 8.50%. The Savings Bank intends to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period of 15 years. During the years ended December 31, 2003, 2002, and 2001, 39,954 shares were allocated annually. ESOP expense for the years ended December 31, 2003, 2002, and 2001 totaled $800,414, $641,091, and $468,596, respectively. The fair value of unallocated shares totaled $8,593,000 and $7,292,000 at December 31, 2003 and 2002, respectively.

Stock Award Plan (SAP)

The Company has an SAP which may grant up to 4%, or 299,657 shares, of the common stock issued in the Company’s initial public offering to eligible directors, officers, and certain key employees of the Company. All shares available under the SAP have been granted. Shares vest as follows: 20% per year for five (5) years of continuous service. Deferred compensation relating to the shares granted under the SAP totaled $3,333,684, the fair value of the shares on the date of grant, and is being recognized as compensation expense as the participants vest in those shares. For the years ended December 31, 2003, 2002, and 2001, the Company recorded compensation expense of $718,651, $752,170, and $664,503, respectively.

Shares of the Company’s common stock were purchased by the SAP in the open market at a weighted average price of $12.37 per share. The aggregate purchase price of all nonvested shares acquired by the SAP is reflected as a reduction of stockholders’ equity as deferred compensation and additional paid-in capital.

Supplemental Executive Retirement Plan (SERP)

In 2002, the board of directors of the Bank adopted a SERP. This plan covers certain executives and directors of the Bank. For the years ended December 31, 2003 and 2002, the Company recorded compensation expense related to the SERP in the amount of $312,700 and $411,277, respectively.

(12)              Stock Option Plans

In 1998, the Company adopted a stock option plan (the Stock Option Plan) pursuant to which the Company’s board of directors may grant stock options to directors, officers, and employees of the Company and the Savings Bank. The number of common shares authorized under the Stock Option Plan is 749,143, equal to 10% of the total number of shares issued in the initial stock offering. A similar second plan, consisting of 254,256 shares, was approved by the stockholders in 2000. Stock options granted under the plans will vest at a rate of 20% per year beginning on the first anniversary date of the respective grant. Exercise prices are equal to the fair value of the common stock at the date of grant. Option terms cannot exceed ten years from the date the grant is awarded.

A summary of the status of the Company’s stock option transactions under the plans for the years ended December 31, 2003, 2002, and 2001 is presented below:

	2003		2002		2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	648,318	$10.99	771,500	$11.01	793,500	$11.01
Forfeitures	—		(6,000)	11.125	(22,000)	11.125
Granted	67,500	19.33	—	—	—	—
Exercised	(124,647)	11.09	(117,182)	11.10	—	—

Outstanding at end of year	591,171	11.93	648,318	10.99	771,500	11.01

Exercisable at end of year	499,271	$11.02	482,018	$11.05	443,300	$11.07

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

Quantitative measures established by regulation to ensure adequacy require the Savings Bank to maintain minimum amounts and ratios as set forth below. Management believes, as of December 31, 2003, that the Savings Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003 and 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. At December 31, 2003, there are no conditions or events since the most recent notification that management believes have changed the institution’s category.

The Savings Bank’s actual capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003:
Total capital (to risk weighted assets)	$74,630,000	11.74%	$50,865,000	8.0%	$63,582,000	10.0%
Tier I capital (to risk weighted assets)	73,743,000	11.60	25,433,000	4.0	38,149,000	6.0
Tier I capital (to average assets)	73,743,000	8.27	35,682,000	4.0	44,602,000	5.0
December 31, 2002:
Total capital (to risk weighted assets)	71,674,000	13.41	42,754,000	8.0	53,442,000	10.0
Tier I capital (to risk weighted assets)	68,532,000	12.82	21,377,000	4.0	32,065,000	6.0
Tier I capital (to average assets)	68,532,000	8.92	30,724,000	4.0	38,405,000	5.0

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

The Savings Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments primarily include commitments to extend credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. The Savings Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. The Savings Bank’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those financial instruments. The commitments to originate first mortgage loans represent amounts which the Savings Bank plans to fund within a period of 30 to 90 days.

The Savings Bank’s approved, but unused lines of credit are based on underwriting standards that generally do not allow total borrowings, including the equity line of credit to exceed 80% of the current appraised value of the customer’s residence. However, the Savings Bank offers home equity lines of credit up to 90% of the home’s current appraised value at a 1% higher interest rate.

The Savings Bank’s standby letters of credit are conditional commitments issued by the Savings Bank to guarantee performance of a customer to a third party. The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business. Standby letters of credit are collateralized by mortgages, savings accounts, or liens on business assets. The fair value of the standby letters of credit approximates the amount of recorded related fees, which are not considered material. The maximum risk of accounting loss for these items, which is represented by the total commitment outstanding, totaled $5.4 million at December 31, 2003.

At December 31, 2003 and 2002, the Savings Bank had the following commitments:

	2003	2002
First mortgage loans	$7,306,000	11,965,000
Construction loans	4,210,000	808,000
Unused lines of credit	42,342,000	32,666,000
Standby letters of credit	5,434,000	4,927,000

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

The estimated fair values of the Company’s financial instruments are set forth in the following table.

	December 31,
	2003		2002
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)

Financial assets:
Cash and cash equivalents	$21,876	21,876	32,844	32,844
Investment securities	90,656	90,656	87,982	87,982
Mortgage-backed securities	10,165	10,165	15,256	15,256
Loans receivable, net	716,884	723,090	597,038	614,929
Accrued interest receivable	4,009	4,009	3,887	3,887
Bank owned life insurance	17,986	17,986	12,247	12,247
Stock in FHLB of Chicago	10,878	10,878	9,362	9,362

Financial liabilities:
Nonmaturing deposits	$351,618	351,618	314,312	314,312
Deposits with stated maturities	245,146	249,094	209,878	213,923
Borrowed money	211,789	211,979	171,779	173,677
Accrued interest payable	1,218	1,218	1,056	1,056

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

Borrowed Funds

The fair value of fixed rate FHLB advances is the present value of the contractual cash flows discounted by the current rate offered for similar remaining maturities. For variable rate advances, the carrying value approximates fair value. The carrying value of the overnight borrowings at LaSalle approximate fair value due to the daily repricing.

(16)              Condensed Parent Company Only Financial Information

Presented below is the condensed balance sheets as of December 31, 2003 and 2002 and statements of income and cash flows for each of the years ended in the three-year period for EFC Bancorp, Inc. These statements should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	December 31,
	2003	2002
Assets:
Cash and cash equivalents	$1,353,134	1,831,349
Mortgage-backed securities available-for-sale, at fair value	234,538	518,194
Investment securities available-for-sale, at fair value	300,000	300,000
Equity investment in majority owned subsidiary	(144,888)	189,271
Equity investment in the Savings Bank	74,471,363	69,716,634
Accrued interest receivable	2,095	3,753
Other assets	3,018,432	2,994,549

Total assets	$79,234,674	75,553,750

Liabilities:
Other liabilities	$989,388	852,182

Minority interest	(158,666)	(75,127)

Stockholders’ equity	78,403,952	74,776,695

Total liabilities and stockholders’ equity	$79,234,674	75,553,750

Statements of Income

	Year ended December 31
	2003	2002	2001
Dividends from Savings Bank	$2,367,914	2,196,801	2,091,103
Equity in undistributed earnings of the
Savings Bank	5,700,084	4,571,914	2,771,076
Interest income	654,914	703,784	811,547
Noninterest expense	(1,697,983)	(1,577,932)	(1,126,808)

Income before income taxes and minority interest	7,024,929	5,894,567	4,546,918

Income tax benefit	75,973	195,063	88,282

Income before minority interest	7,100,902	6,089,630	4,635,200

Minority interest	83,539	57,682	—

Net income	$7,184,441	6,147,312	4,635,200

Statements of Cash Flows

	Year ended December 31
	2003	2002	2001
Operating activities:
Net income	$7,184,441	6,147,312	4,635,200
Equity in undistributed earnings of the
Savings Bank	(5,700,084)	(4,571,914)	(2,771,076)
Deficit in undistributed loss of majority owned
subsidiary	417,698	305,856	—
Amortization of premiums	3,030	6,079	11,908
ESOP plan shares allocated	597,420	597,420	597,420
Stock award plan shares allocated	509,125	752,170	664,503
Change in fair value of ESOP shares	412,512	43,671	(128,832)
Minority interest in subsidiary	(83,539)	(75,127)	—
Increase in other assets	(23,089)	(449,990)	(349,954)
Decrease in accrued interest receivable	1,658	2,411	21,577
Increase in other liabilities	138,834	101,396	40,580

Net cash provided by operating activities	3,458,006	2,859,284	2,721,326

Investing activities:
Principal repayments on mortgage-backed securities available-for-sale	274,417	371,630	679,201
Cash used in acquisition of majority owned subsidiary	—	(420,000)	—
Maturities of investment securities available-for-sale	—	—	2,000,000

Net cash provided by (used in) investing activities	274,417	(48,370)	2,679,201

Financing activities:
Cash dividends paid	(2,367,914)	(2,196,801)	(2,091,103)
Purchase of treasury stock	(2,560,340)	(956,564)	(2,597,237)
Stock options exercised	717,616	785,178	—

Net cash used in financing activities	(4,210,638)	(2,368,187)	(4,688,340)

Net increase (decrease) in cash and cash equivalents	(478,215)	442,727	712,187

Cash and cash equivalents at beginning of year	1,831,349	1,388,622	676,435

Cash and cash equivalents at end of year	$1,353,134	1,831,349	1,388,622

(17)              Selected Quarterly Financial Data (Unaudited)

A summary of consolidated operating results on a quarterly basis is as follows:

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(In thousands, except per share data)

Interest income	$11,425	11,574	11,312	11,438
Interest expense	5,441	5,358	5,390	5,354

Net interest income before provision for loan losses	5,984	6,216	5,922	6,084

Provision for loan losses	181	142	140	150

Net interest income after provision for loan losses	5,803	6,074	5,782	5,934

Noninterest income	1,010	1,746	1,483	1,497
Noninterest expense	4,502	4,703	4,566	4,839

Income before income tax expense and minority interest	2,311	3,117	2,699	2,592

Income tax expense	744	1,133	889	852

Income before minority interest	1,567	1,984	1,810	1,740
Minority interest	(21)	(50)	(11)	(2)

Net income	$1,588	2,034	1,821	1,742

Earnings per share:
Basic	$0.38	0.48	0.43	0.41
Diluted	0.36	0.46	0.41	0.39

	Three months ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(In thousands, except per share data)

Interest income	$11,128	11,206	11,221	11,463
Interest expense	5,687	5,720	5,763	5,651

Net interest income before provision for loan losses	5,441	5,486	5,458	5,812

Provision for loan losses	225	225	225	225

Net interest income after provision for loan losses	5,216	5,261	5,233	5,587

Noninterest income	1,077	1,084	1,141	1,018
Noninterest expense	4,031	4,001	4,232	4,382

Income before income tax expense and minority interest	2,262	2,344	2,142	2,223

Income tax expense	714	732	727	709

Income before minority interest	1,548	1,612	1,415	1,514
Minority interest	(20)	17	(34)	(21)

Net income	$1,568	1,595	1,449	1,535

Earnings per share:
Basic	$0.38	0.38	0.34	0.36
Diluted	0.36	0.36	0.32	0.34

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures, “ as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrants’ Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2004, at pages 7 through 9 and 19.

The Registrant has adopted a Code of Ethics and Business Conduct.  See the Exhibits to this Annual Report on Form 10-K.

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

Name	Age at 12/31/03	Position
Stephen P. DuBois	54	Senior Vice President/Marketing - Employed by Bank since 2000. Prior to joining the Bank Mr. DuBois was Account Executive at WJZI FM Radio in Milwaukee, Wisconsin.

Jerry L. Gosse	68	Vice President/Compliance Officer - Employed by Bank since 1993.

Glenn J. Kozeluh	51	Executive Vice President/Retail Operations - Employed by Bank since 2003. Prior to joining the Bank Mr. Kozeluh was Senior Vice President at Fidelity Federal Savings Bank.

Pat A. Lenart	63	Senior Vice President/Human Resource - Employed by Bank since 2000. Prior to joining the Bank Ms. Lenart was Vice President at State Financial.
Sandra L. Sommers	61	Senior Vice President/Savings - Employed by Bank since 1960.

Joseph E. Stanczak	51	Senior Vice President - Employed by Bank since 1974.

Nancy L. Topalovich	49	Senior Vice President - Employed by Bank since 1999.

Eric J. Wedeen	40	Senior Vice President/Chief Financial Officer - Employed by Bank since 1994.

Item 11. Executive Compensation.

The information relating to director and executive compensation is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2004, at pages 13 through 15.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2004, at pages 6 and 7.

Equity Compensation Plan Information as of December 31, 2003

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	591,171	$11.93	170,399
Equity compensation plans not approved by security holders	—	—	—
Total	591,171	$11.93	170,399

Item 13. Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2004, at page 19.

PART IV

Item 14. Principal Accountant Fees and Expenses

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

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

3.                          Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
3.1	Certificate of Incorporation of EFC Bancorp, Inc. (1)
3.2	By-Laws of EFC Bancorp, Inc. (1)
4.0	Stock Certificate of EFC Bancorp, Inc. (1)
10.1	EFC Bancorp, Inc. 2000 Stock Option Plan (3)
10.2	Amended and Restated EFC Bancorp, Inc. 1998 Stock Based Incentive Plan (2)
10.3	Form of Employment Agreement between Elgin Financial Savings Bank and certain executive officers (1)
10.4	Form of Employment Agreement between EFC Bancorp, Inc. and certain executive officers (1)
10.5	Form of Change in Control Agreement between Elgin Financial Savings Bank and certain executive officers (1)
10.6	Form of Change in Control Agreement between EFC Bancorp, Inc. and certain executive officers (1)
10.8	Form of Elgin Financial Savings Bank Supplemental Executive Retirement Plan (1)
10.9	Form of Elgin Financial Savings Bank Management Supplemental Executive Retirement Plan (1)
11.0	Statement Re: Computation of Per Share Earnings Incorporated herein by reference to Footnote 2 on page F-10 of this document.
13.0	Selected Consolidated Financial and Other Data (filed herewith)
14.1	Code of Ethics and Business Conduct
21.0	Subsidiary information incorporated herein by reference to “Part 1 - Subsidiaries”
23.0	Consent of the Company’s Independent Auditors (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

(b)                      Reports on Form 8-K filed during the last quarter of 2003

The Company furnished a Current Report on Form 8-K on October 31, 2003 announcing its financial results for the quarter ended September 30, 2003.  The press release was included as an exhibit to Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFC Bancorp, Inc.
(Registrant)

March 19, 2004	/s/ Barrett J. O’Connor
Barrett J. O’Connor,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities, and on the dates indicated:

NAME	TITLE	DATE

/s/ Barrett J. O’Connor	Chief Executive Officer	March 19, 2004
Barrett J. O’Connor	and Director (principal executive officer)

/s/ James J. Kovac	President, Chief Operating Officer	March 19, 2004
James J. Kovac	and Director

/s/ Leo M. Flanagan, Jr.	Director and Chairman of the Board	March 19, 2004
Leo M. Flanagan, Jr.

/s/ Thomas I. Anderson	Director	March 19, 2004
Thomas I. Anderson

/s/ Vincent C. Norton	Director	March 19, 2004
Vincent C. Norton

/s/ Randolph W. Brittain	Director	March 19, 2004
Randolph W. Brittain

/s/ Peter A. Traeger	Director	March 19, 2004
Peter A. Traeger

/s/ James A. Alpeter	Director	March 19, 2004
James A. Alpeter

/s/ Larry M. Narum	Director	March 19, 2004
Larry M. Narum