Form 10-Q
period 2004-03-31
EFC BANCORP INC
filed 2004-05-12
CIK 1047947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,617,110 shares of common stock, par value $0.01 per share, were outstanding as of May 10, 2004.

EFC Bancorp, Inc.

Form 10-Q

For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

EFC BANCORP, INC.

Item 1. Financial Statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
Assets
Cash and cash equivalents:
On hand and in banks	$4,645,290	5,449,261
Interest bearing deposits with financial institutions	52,532,902	16,426,727
Total cash and cash equivalents	57,178,192	21,875,988

Loans receivable, net	713,574,332	716,883,910
Mortgage-backed securities available-for-sale, at fair value	9,156,847	10,164,501
Investment securities available-for-sale, at fair value	80,711,279	90,656,208
Stock in Federal Home Loan Bank of Chicago, at cost	11,054,300	10,877,600
Accrued interest receivable	4,079,802	4,009,280
Office properties and equipment, net	17,835,433	17,672,562
Real estate held for development	4,303,771	4,189,637
Bank owned life insurance	18,178,631	17,986,416
Other assets	1,480,187	2,776,482

Total assets	$917,552,774	897,092,584

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$627,686,901	596,763,807
Borrowed money	196,210,871	211,788,751
Accrued expenses, income taxes payable and other liabilities	12,804,235	10,294,740

Total liabilities	836,702,007	818,847,298

Minority interest	(165,117)	(158,666)

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	72,489,721	72,247,346
Retained earnings, substantially restricted	48,014,287	46,681,729
Treasury stock, at cost, 2,886,074 and 2,898,763 shares at March 31, 2004 and December 31, 2003, respectively	(35,645,860)	(35,598,664)
Unearned employee stock ownership plan (ESOP), 349,601 and 359,590 shares at March 31, 2004 and December 31, 2003, respectively	(5,227,424)	(5,376,779)
Unearned stock award plan, 5,276 and 6,026 shares at March 31, 2004 and December 31, 2003, respectively	(58,695)	(67,039)
Accumulated other comprehensive income	1,368,941	442,445

Total stockholders’ equity	81,015,884	78,403,952

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$917,552,774	897,092,584

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three months ended March 31, 2004 and 2003

	Three months ended March 31,
	2004	2003

Interest income:
Loans secured by real estate	8,031,179	8,614,338
Other loans	2,081,614	1,397,517
Mortgage-backed securities available-for-sale	89,814	173,547
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,243,937	1,239,672
Total interest income	11,446,544	11,425,074

Interest expense:
Deposits	2,982,458	3,167,903
Borrowed money	2,405,721	2,273,080
Total interest expense	5,388,179	5,440,983

Net interest income before provision for loan losses	6,058,365	5,984,091
Provision for loan losses	150,000	181,250
Net interest income after provision for loan losses	5,908,365	5,802,841

Noninterest income:
Service fees	582,259	446,511
Insurance and brokerage commissions	196,871	58,864
Information technology sales and service income, net	126,463	268,690
Gain on sale of foreclosed real estate	—	41,315
Gain on sale of office properties and equipment	149,396	—
Gain on sale of securities	47,527	—
Gain on sale of loans	235,381	—
Bank owned life insurance	228,200	170,490
Other	50,192	24,549
Total noninterest income	1,616,289	1,010,419

Noninterest expense:
Compensation and benefits	2,783,505	2,659,336
Office building, net	687,318	698,966
Federal insurance premiums	22,620	23,221
Advertising	208,171	182,641
Data processing	276,081	240,868
NOW/checking account expenses	124,190	133,013
Impairment of goodwill	16,701	19,591
Other	617,957	544,437
Total noninterest expense	4,736,543	4,502,073

Income before income taxes and minority interest	2,788,111	2,311,187

Income tax expense	824,351	743,941

Income before minority interest	1,963,760	1,567,246

Minority interest	6,451	20,712

Net income	1,970,211	1,587,958

Earnings per share:
Basic	0.46	0.38
Diluted	0.43	0.36

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the three months ended March 31, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Net income	$1,970,211	1,587,958
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	20,488	23,233
Provision for loan losses	150,000	181,250
FHLB of Chicago stock dividends	(176,700)	(259,400)
Stock award plan shares allocated	8,344	127,281
ESOP shares committed to be released	149,355	149,357
Change in fair value of ESOP shares	114,248	38,336
Depreciation of office properties and equipment	302,221	274,105
Gain on sale of foreclosed real estate	—	(41,315)
Gain on sale of securities	(47,527)	—
Gain on sale of loans	(235,381)	—
Change in minority interest in subsidiary	(6,451)	(20,712)
Increase in bank owned life insurance	(192,215)	(148,335)
Impairment of goodwill	16,701	19,591
Decrease in accrued interest receivable and other assets, net	610,935	137,913
Increase/(decrease) in income taxes payable, accrued expenses and other liabilities, net	2,624,237	(991,099)

Net cash provided by operating activities	5,308,466	1,078,163

Cash flows from investing activities:
Net increase in loans receivable	(1,517,361)	(8,141,512)
Purchases of loans receivable	(20,759,880)	(15,962,505)
Proceeds fom the sale of loans	25,672,200	—
Increase in real estate held for development	(114,134)	(332,955)
Purchases of mortgage-backed securities available-for-sale	—	(2,549,222)
Principal payments on mortgage-backed securities available-for-sale	1,012,145	1,547,823
Maturities of investment securities available-for-sale	23,125,837	7,530,000
Purchases of investment securities available-for-sale	(12,543,717)	(6,833,043)
Proceeds from the sale of investment securities	904,207	—
Purchases of office properties and equipment	(465,092)	(538,849)
Proceeds from the sale of foreclosed real estate	—	2,027,057

Net cash provided by (used in) investing activities	15,314,205	(23,253,206)

Cash flows from financing activities:
Net increase in deposits	30,923,094	21,367,016
Proceeds from borrowed money	46,000,000	8,049,304
Repayments on borrowed money	(61,577,880)	(23,748)
Purchase of treasury stock	(268,963)	(1,605,491)
Stock options exercised	221,767	354,569
Cash dividends paid	(618,485)	(577,176)
Net cash provided by financing activities	14,679,533	27,564,474

Net increase in cash and cash equivalents	35,302,204	5,389,431
Cash and cash equivalents at beginning of period	21,875,988	32,844,290

Cash and cash equivalents at end of period	$57,178,192	38,233,721

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,442,012	5,523,902
Income taxes	—	25,000

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

In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.  All significant intercompany transactions have been eliminated in consolidation.  These interim financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and therefore certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.  Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank.  Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank.

Note 2: COMPREHENSIVE INCOME

The Company’s comprehensive income for the three month periods ended March 31, 2004 and 2003 are as follows:

	Three months ended March 31,
	2004	2003
Net income	$1,970,211	1,587,958
Other comprehensive income, net of tax:
Unrealized holding gains/(losses) on securities arising during the period, net of tax effect of $592,350	926,496	(51,323)
Reclassification adjustment for net gain on sales of securities realized in net income, net of tax of $17,585	(29,942)	—

Comprehensive income	$2,866,765	1,536,635

For the three month period ended March 31, 2004 the sale of securities resulted in gains of $47,527 ($29,942 net of tax effect).  There were no sales of investment securities as of and for the three months ended March 31, 2003.

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

Presented below are the calculations for the basic and diluted earnings per share:

	Three months ended March 31,
	2004	2003
Basic:
Net income	$1,970,211	1,587,958

Weighted average shares outstanding	4,239,568	4,218,617

Basic earnings per share	$0.46	0.38

Diluted:

Net income	$1,970,211	1,587,958

Weighted average shares outstanding	4,239,568	4,218,617
Effect of dilutive stock options outstanding	309,071	241,171
Diluted weighted average shares outstanding	4,548,639	4,459,788

Diluted earnings per share	$0.43	0.36

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

	For the Three Months Ended March 31,
	2004	2003

Net income as reported	$1,970,211	$1,587,958
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	8,344	127,281
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(26,584)	(241,831)
Pro forma net income	$1,951,971	$1,473,408

Basic earnings per share
As reported	$0.46	$0.38
Pro forma	0.46	0.35

Diluted earnings per share
As reported	$0.43	$0.36
Pro forma	0.43	0.33

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in the financial condition at March 31, 2004 and results of operations for the three months ended March 31, 2004, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the

SEC, including its 2003 Annual Report on Form 10-K.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets at March 31, 2004 were $917.6 million, which represented an increase of $20.5 million, or 2.3%, compared to $897.1 million at December 31, 2003. The increase in total assets was primarily a result of an increase in cash and cash equivalents of $35.3 million, or 161.4%, to $57.2 million at March 31, 2004 from $21.9 million at December 31, 2003.  The increase in cash and cash equivalents was primarily attributable to proceeds from an approximately $25.7 million fixed rate mortgage loan sale, which occurred in March 2004 partially offset by decreases in investment securities, which decreased $10.0 million, or 11.0%, to $80.7 million at March 31, 2004 from $90.7 million at December 31, 2003, loan receivables, which decreased $3.3 million, or 0.50%, to $713.6 million at March 31, 2004 from $716.9 million at December 31, 2003, and mortgage-backed securities, which decreased $1.0 million, or 9.9%, to $9.2 million at March 31, 2004 from $10.2 million at December 31, 2003.  Deposits increased $30.9 million to $627.7 million at March 31, 2004 from $596.8 million at December 31, 2003.  Borrowed money, primarily representing FHLB advances, decreased $15.6 million to $196.2 million at March 31, 2004 from $211.8 million at December 31, 2003.  Stockholders’ equity increased $2.6 million to $81.0 million at March 31, 2004 from $78.4 million at December 31, 2003.  The increase in stockholders’ equity was primarily the result of the Company’s net income for the three months ended March 31, 2004, and an increase of $926,000 in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio.  These increases were partially offset by stock repurchases totaling $269,000 and dividends paid of $618,000.

Comparison of Operating Results For the Three Months Ended March 31, 2004 and 2003

General.  The Company’s net income increased $382,000, or 24.1%, to $2.0 million for the three months ended March 31, 2004 as compared to the prior year period.

Interest Income.  Interest income increased $21,000, or 0.20%, to $11.4 million for the three months ended March 31, 2004, compared to the same period in 2003.  This increase resulted from an increase in the average balance of interest-earning assets, partially offset by a decrease in the average rate earned on those interest-earning assets.  The average balance of interest-earning assets increased by $106.5 million, or 14.1%, to $863.4 million for the three months ended March 31, 2004 from $756.9 million for the comparable period in 2003.  The average yield on interest-earning assets decreased by 76 basis points to 5.39% for the three months ended March 31, 2004 from 6.15% for the three months ended March 31, 2003.

Mortgage loan interest income decreased by $583,000 for the three months ended March 31, 2004 compared with the same period in 2003.  The average balance of mortgage loans increased $45.4 million, while the mortgage loan yield decreased by 93 basis points from 6.57% to 5.64%.  Interest income from other loans increased $683,000 for the three months ended March 31, 2004.  This increase resulted from a combination of an increase in average balance of $60.7 million, partially offset by a 58 basis point decrease in yield from 5.96% for the three months ended March 31, 2003 to 5.38% for the three months ended March 31, 2004.  Interest income from investment securities, mortgage-backed securities and short-term deposits decreased $79,000 to $1.3 million for the three months ended March 31, 2004, compared with the same period in 2003.  The average balance increased $376,000 and the yield decreased 31 basis points from 4.70% for the three months ended March 31, 2003 to 4.39% for the three months ended March 31, 2004.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense decreased by $53,000, or 1.0%, to $5.4 million for the three months ended March 31, 2004, compared to the same period in 2003.  This decrease resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities.  The average balance of interest-bearing liabilities increased by $103.9 million, or 15.4%, to $778.7 million for the three months ended March 31, 2004 from $674.8 million for the three months ended March 31, 2003.  This change reflects a $77.5 million increase in deposit accounts, which is attributable to a $21.4 million increase in passbook savings accounts, a $53.0 million increase in certificates of deposit and a $5.3 million increase in NOW accounts.  These increases were partially offset by a decrease of $2.2 million in money market accounts.  In addition, borrowings increased $26.3 million to $200.7 million for the three months ended March 31, 2004 from $174.4 million for the comparable period in 2003.  The average rate paid on combined deposits and borrowed money decreased by 46 basis points to 2.77% for the three months ended March 31, 2004 from 3.23% for the three months ended March 31, 2003.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $74,000, or 1.2%, to $6.1 million for the three months ended March 31, 2004 from $6.0 million for the comparable period in 2003.  The average balance of interest-earning assets increased $106.5 million for the three months ended March 31, 2004 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of increases in the average balance of mortgage loans of $45.4 million, $60.7 million increase in other loans and an $8.5 million increase in cash and cash equivalents.  These increases were partially offset by a $7.4 million decrease in mortgage-backed securities.  The tax equivalent net interest margin as a percent of interest-earning assets decreased by 39 basis points to 2.89% for the three months ended March 31, 2004 from 3.28% for the comparable period in 2003.

Provision for Loan Losses.  The provision for loan losses decreased by $31,000, to $150,000 for the three months ended March 31, 2004 from $181,000 in 2003.  At March 31, 2004, December 31, 2003 and March 31, 2003, non-performing loans totaled $2.6 million, $2.8 million and $1.7 million, respectively.  At March 31, 2004, the ratio of the allowance for loan losses to non-performing loans was 148.9% compared to 135.7% at December 31, 2003 and 192.1% at March 31, 2003.  The ratio of the allowance to total loans was 0.55%, 0.52% and 0.54%, at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.  Charge-offs for the three months ended March 31, 2004 totaled $12,000.  There were no charge-offs for the three months ended March 31, 2003.  Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $1.6 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively. The increase in noninterest income is primarily attributable to increases of $235,000 in gain on sale of fixed rate mortgage loans, $149,000 in gain on sale of office properties and equipment, $138,000 in insurance and brokerage commissions and $136,000 in service fees. The gain on sale of loans was the result of repositioning the balance sheet and favorable market conditions.  The gain on sale of property was the result of selling an office building previously occupied by the Bank.  Service fees increased primarily due to the offering of an overdraft privilege account product to our customers.  These increases were partially offset by decreases of $142,000 in income generated by Computer Dynamics Group, Inc. (“CDGI”).  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for technology services.

Noninterest Expense.  Noninterest expense increased $234,000, to $4.7 million for the three months ended March 31, 2004 from $4.5 million for the comparable period in 2003.  Of this increase, $124,000 was directly related to compensation and benefits, and $35,000 is related to data processing.  In addition, the Company incurred a goodwill impairment of $17,000 and $20,000, relating to its majority owned subsidiary CDGI, for the three months ended March 31, 2004 and 2003, respectively.  The goodwill impairment is primarily due to a weaker demand for technology services.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $824,000 and $744,000 for the three months ended March 31, 2004 and 2003, respectively.  The effective tax rate was 29.6% and 32.2% for the three months ended March 31, 2004 and 2003, respectively.  The decrease in the effective tax rate is due to increases in bank owned life insurance and FNMA/FHLMC preferred stock.

Liquidity and Capital Resources

The Company’s primary source of funding for dividends and periodic stock repurchases have been dividends from the Bank.  The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by OTS regulations.

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

In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market.  On January 16, 2004 the Company announced the completion of its sixth stock repurchase program, which was previously announced in September 2001.  Under this program the Company repurchased 231,808, or 5.0% of its outstanding common stock at an average price per share of $17.93.  During the three months ended March 31, 2004, 10,908 shares were purchased at an average price of $24.66.  As of March 31, 2004, the Company repurchased a total of 3,087,081 shares of the Company’s common stock at an average price per share of $12.11 since becoming a public company in 1998.

The Bank’s most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.  At March 31, 2004, cash and interest-bearing demand accounts totaled $57.2 million, or 6.2% of total assets.

See the “Consolidated Statements of Cash Flows” in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the three months ended March 31, 2004 and 2003.

At March 31, 2004, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank’s regulatory capital ratios at March 31, 2004:

Total Capital to Total Assets	8.41%
Total Capital to Risk-Weighted Assets	11.94%
Tier I Leverage Ratio	8.26%
Tier I to Risk-Weighted Assets	11.68%

At March 31, 2004, the Company had a Total Capital to Total Assets ratio of 8.83%.

On March 19, 2004, the Company announced its first quarter dividend of $0.15 per share.  The dividend was paid on April 13, 2004 to stockholders of record on March 31, 2004.

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

The Bank’s standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business.  Standby letters of credit are collateralized by mortgages, savings accounts or liens on business assets.  The fair value of standby letters of credit approximates the amount of recorded related fees, which are not considered material.  The maximum risk of accounting loss for these items, which is represented by the total commitment outstanding, totaled $3.6 million at March 31, 2004.

At March 31, 2004 and December 31, 2003, the bank had the following commitments to extend credit:

	March 31, 2004	December 31, 2003
First mortgage loans	$8,148,000	$7,306,000
Construction loans	2,873,000	4,210,000
Unused lines of credit	44,223,000	42,342,000
Standby letters of credit	3,644,000	5,434,000

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which provides new accounting guidance on when to consolidate a variable interest entity.  A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest.  Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur.  On October 9, 2003, the FASB issued a deferral to December 31, 2003 of the implementation of FIN 46 for variable interest entities in existence prior to February 1, 2003.  The adoption of this Interpretation did not have a material impact on our consolidated financial statements.  On December 24, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued on January 17, 2003.  The implementation of FIN 46R did not have a material effect on our financial statements.

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

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a transfer” (“SOP 03-3”).  SOP 03-3 addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investors initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004.  Adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (SAB No. 105).  SAB No. 105 applies to all registrants that issue loan commitments that relate to the origination of mortgage loans that will be held for sale and applies specifically to loan commitments that are issued after March 31, 2004.  The adoption of SAB No. 105 is not expected to have a material effect on the Company’s consolidated financial statements.

Average Balance Sheet

The following tables set forth certain information relating to the Bank for the three months ended March 31, 2004 and 2003, respectively.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs.  Average balances are derived from average monthly balances.  The yields and costs include fees, which are considered adjustments to yields.  Tax exempt income has been calculated on a tax equivalent basis using a tax rate of 34% and amounted to $189,000 and $214,000 for the three months ended March 31, 2004 and 2003, respectively.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
(in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$44,052	210	1.91%	34,124	149	1.75%
Investment securities	85,253	1,223	5.74%	87,451	1,303	5.96%
Mortgage-backed securities	9,458	90	3.80%	16,812	174	4.13%
Mortgage loans	569,937	8,031	5.64%	524,545	8,614	6.57%
Other loans	154,678	2,082	5.38%	93,936	1,399	5.96%
Total interest earning assets	863,378	11,636	5.39%	756,868	11,639	6.15%
Noninterest earning assets	50,040			41,920
Total assets	$913,418			798,788
Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$143,364	570	1.59%	145,536	754	2.07%
Passbook savings accounts	129,510	442	1.37%	108,063	478	1.77%
NOW Accounts	38,974	48	0.49%	33,715	78	0.92%
Certificates of deposit	266,137	1,922	2.89%	213,113	1,858	3.49%
Total deposits	577,985	2,982	2.06%	500,427	3,168	2.53%
FHLB Advances	200,700	2,406	4.79%	174,367	2,273	5.21%
Total interest-bearing liabilities	778,685	5,388	2.77%	674,794	5,441	3.23%
Noninterest-bearing liabilities	54,821			49,258
Total liabilities	833,506			724,052
Total stockholders’ equity	79,912			74,736
Total liabilities and stockholders’ equity	$913,418			798,788
Net interest income before provision for loan losses		6,248			6,198
Interest rate spread			2.62%			2.92%
Net interest margin as a percent of interest earning assets			2.89%			3.28%
Ratio of interest-earning assets to interest-bearing liabilities			110.88%			112.16%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates.  The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 3% increase or decrease in rates, whichever produces a larger decline.  The higher the institution’s Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be.  The following NPV Table sets forth the Bank’s NPV as of March 31, 2004.

Change in Interest Rates in Basis Points (Rate Shock)	Net Portfolio Value			NPV as% of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	% Change
	(In thousands)

+300	$47,089	$(38,088)	(44.72)%	5.30%	(42.01)%
+200	60,973	(24,204)	(28.42)	6.76	(26.04)
+100	75,586	(9,591)	(11.26)	8.24	(9.85)
Static	85,177	—	—	9.14	—
-100	82,504	(2,673)	(3.14)	8.81	(3.61)

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

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                                                             Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1: January 1, 2004 through January 31, 2004	10,908	$24.66	10,908		(1)
Month #2: February 1, 2004 through February 29, 2004
Month #3: March 1, 2004 through March 31, 2004
Total	10,908	$24.66	10,908

(1) On January 16, 2004, the Company announced the completion of the plan to repurchase 5.0% of the outstanding common stock, which was announced on September 27, 2001.  The total shares repurchased were 231,808 at an average price of $17.93.

Item 3.                                                             Defaults Upon Senior Securities.

None.

Item 4.                                                             Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders was held April 20, 2004.  Directors whose terms continued are as follows: Leo M. Flanagan, Jr. (2005), Peter A. Traeger (2005), James A. Alpeter (2005), Thomas I. Anderson (2006), Barrett J. O’Connor (2006) and Larry M. Narum (2006).  The following proposals were voted on by the stockholders.

PROPOSAL	FOR	WITHHELD	ABSTAIN	BROKER NON-VOTES

1) Election of Directors – nominees for three year term
James J. Kovac	4,006,955	115,068	N/A	N/A
Randolph W. Brittain	3,996,996	125,027	N/A	N/A
Eric J. Fernandez	3,714,216	407,807	N/A	N/A

2) Approval of appointment of KPMG LLP as the Company’s Independent Auditors for the Year ending December 31, 2004	3,988,419	44,814	88,790

Item 5.                                                             Other Information.

None.

Item 6.                                                             Exhibits and Reports on Form 8-K.

(a)	Exhibits
	3.1	Certificate of Incorporation of EFC Bancorp, Inc. *
	3.2	Bylaws of EFC Bancorp, Inc. *
	4.0	Specimen Stock Certificate of EFC Bancorp, Inc. *
	11.0	Statement re: Computation of Per Share Earnings Incorporated herein by reference to Note 3 to the unaudited consolidated financial statements.
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*                                         Incorporated herein by reference from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto.  Initially filed with the Securities and Exchange Commission (“SEC”) on October 24, 1997.

(b)                                 Reports on Form 8-K

On January 9, 2004, EFC Bancorp, Inc. furnished a Current Report on Form 8-K announcing the Company’s annual meeting of stockholders will be held on April 20, 2004.

On January 20, 2004 EFC Bancorp, Inc. furnished a Current Report on Form 8-K announcing the completion of its plan to repurchase 5.0 % of the Company’s outstanding common stock.

On February 4, 2004, EFC Bancorp, Inc. furnished a Current Report on Form 8-K announcing its financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EFC BANCORP, INC.

Dated:	May 12, 2004	By:	/s/ Barrett J. O’Connor
Barrett J. O’Connor
Chief Executive Officer
(Principal executive officer)

Dated:	May 12, 2004	By:	/s/ Eric J. Wedeen
Eric J. Wedeen
Senior Vice President and Chief
Financial Officer
(Principal financial and accounting officer)