Form 10-Q
period 2004-06-30
EFC BANCORP INC
filed 2004-08-12
CIK 1047947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,664,322 shares of common stock, par value $0.01 per share, were outstanding as of August 11, 2004.

EFC Bancorp, Inc.

Form 10-Q

For the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

EFC BANCORP, INC.

Item 1. Financial Statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
Assets
Cash and cash equivalents:
On hand and in banks	$5,725,750	5,449,261
Interest bearing deposits with financial institutions	26,491,388	16,426,727
Total cash and cash equivalents	32,217,138	21,875,988

Loans receivable, net	760,852,526	716,883,910
Mortgage-backed securities available-for-sale, at fair value	11,840,862	10,164,501
Investment securities available-for-sale, at fair value	85,444,282	90,656,208
Stock in Federal Home Loan Bank of Chicago, at cost	11,217,900	10,877,600
Accrued interest receivable	4,045,918	4,009,280
Office properties and equipment, net	18,794,464	17,672,562
Real estate held for development	4,511,345	4,189,637
Bank owned life insurance	18,793,832	17,986,416
Other assets	3,145,132	2,776,482

Total assets	$950,863,399	897,092,584

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$640,858,736	596,763,807
Borrowed money	221,000,000	211,788,751
Accrued expenses, income taxes payable and other liabilities	9,450,992	10,294,740

Total liabilities	871,309,728	818,847,298

Minority interest	(168,769)	(158,666)

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	72,650,058	72,247,346
Retained earnings, substantially restricted	48,903,481	46,681,729
Treasury stock, at cost, 2,838,794 and 2,898,763 shares at June 30, 2004 and December 31, 2003, respectively	(35,134,873)	(35,598,664)
Unearned employee stock ownership plan (ESOP), 339,613 and 359,590 shares at June 30, 2004 and December 31, 2003, respectively	(5,078,070)	(5,376,779)
Unearned stock award plan, 4,526 and 6,026 shares at June 30, 2004 and December 31, 2003, respectively	(50,352)	(67,039)
Accumulated other comprehensive income (loss)	(1,642,718)	442,445

Total stockholders’ equity	79,722,440	78,403,952

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$950,863,399	897,092,584

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

 For the three and six months ended June 30, 2004 and 2003

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Interest income:
Loans secured by real estate	$7,580,268	8,576,037	15,611,447	17,190,375
Other loans	2,364,366	1,587,731	4,445,980	2,985,248
Mortgage-backed securities available-for-sale	113,304	134,755	203,117	308,302
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,174,849	1,275,627	2,418,786	2,515,299
Total interest income	11,232,787	11,574,150	22,679,330	22,999,224

Interest expense:
Deposits	3,058,962	3,052,728	6,041,419	6,220,630
Borrowed money	2,351,862	2,305,329	4,757,583	4,578,409
Total interest expense	5,410,824	5,358,057	10,799,002	10,799,039

Net interest income before provision for loan losses	5,821,963	6,216,093	11,880,328	12,200,185
Provision for loan losses	190,000	142,000	340,000	323,250
Net interest income after provision for loan losses	5,631,963	6,074,093	11,540,328	11,876,935

Noninterest income:
Service fees	702,973	536,297	1,285,232	982,808
Insurance and brokerage commissions	145,057	55,165	341,929	114,029
Information technology sales and service income, net	109,066	227,564	235,529	496,254
Gain on sale of foreclosed real estate	—	—	—	41,315
Gain on sale of office properties and equipment	—	—	149,396	—
Gain on sale of securities	201,892	526,069	249,418	526,069
Gain on sale of loans	26,242	156,223	261,623	156,223
Bank owned life insurance	218,127	195,642	446,327	366,132
Other	57,313	48,680	107,505	73,229
Total noninterest income	1,460,670	1,745,640	3,076,959	2,756,059

Noninterest expense:
Compensation and benefits	2,838,643	2,662,187	5,622,148	5,321,524
Office building, net	705,917	676,595	1,393,235	1,375,562
Federal insurance premiums	22,783	21,165	45,403	44,386
Advertising	302,842	250,485	511,012	433,126
Data processing	299,242	243,128	575,322	483,996
NOW/checking account expenses	146,766	122,760	270,957	255,772
Impairment of goodwill	3,967	180,728	20,669	200,319
Other	680,629	546,085	1,298,586	1,090,522
Total noninterest expense	5,000,789	4,703,133	9,737,332	9,205,207

Income before income taxes and minority interest	2,091,844	3,116,600	4,879,955	5,427,787

Income tax expense	552,985	1,132,994	1,377,336	1,876,935

Income before minority interest	1,538,859	1,983,606	3,502,619	3,550,852

Minority interest	3,652	49,938	10,103	70,650

Net income	$1,542,511	2,033,544	3,512,722	3,621,502

Earnings per share:
Basic	$0.36	0.48	0.82	0.86
Diluted	0.34	0.46	0.77	0.81

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the six months ended June 30, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Net income	$3,512,722	3,621,502
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	52,013	54,691
Provision for loan losses	340,000	323,250
FHLB of Chicago stock dividends	(340,300)	(412,600)
Stock award plan shares allocated	16,687	254,562
ESOP shares committed to be released	298,709	298,709
Change in fair value of ESOP shares	402,712	83,364
Depreciation of office properties and equipment	607,469	561,530
Gain on sale of foreclosed real estate	—	(41,315)
Gain on sale of securities	(249,418)	(526,069)
Gain on sale of loans receivable	(261,623)	(156,223)
Change in minority interest in subsidiary	(10,103)	(70,650)
Increase in bank owned life insurance	(382,416)	(321,822)
Impairment of goodwill	20,669	200,319
(Increase)/decrease in accrued interest receivable and other assets, net	903,672	(55,927)
Increase/(decrease) in income taxes payable, accrued expenses and other liabilities, net	(875,860)	370,483

Net cash provided by operating activities	4,034,933	4,183,804

Cash flows from investing activities:
Net increase in loans receivable	(24,932,787)	(21,458,659)
Purchases of loans receivable	(53,815,045)	(48,287,654)
Proceeds from the sale of loans receivable	34,700,839	12,894,951
Increase in real estate held for development	(321,708)	(484,315)
Purchases of mortgage-backed securities available-for-sale	(4,035,625)	(2,549,222)
Principal payments on mortgage-backed securities available-for-sale	2,183,531	3,684,435
Maturities of investment securities available-for-sale	23,252,195	12,680,478
Purchases of investment securities available-for-sale	(24,832,769)	(22,019,838)
Proceeds from the sale of investment securities	3,747,340	9,397,886
Purchases of office properties and equipment	(1,729,371)	(982,481)
Investment in bank owned life insurance	(425,000)	(5,000,000)
Purchases of stock in the Federal Home Loan Bank of Chicago	—	(760,200)
Proceeds from the sale of foreclosed real estate	—	2,027,057

Net cash used in investing activities	(46,208,400)	(60,857,562)

Cash flows from financing activities:
Net increase in deposits	44,094,929	35,192,799
Proceeds from borrowed money	99,000,784	44,064,001
Repayments on borrowed money	(89,789,536)	(5,040,175)
Purchase of treasury stock	(268,963)	(2,244,670)
Stock options exercised	732,754	504,760
Cash dividends paid	(1,255,351)	(1,165,043)
Net cash provided by financing activities	52,514,617	71,311,672

Net increase in cash and cash equivalents	10,341,150	14,637,914
Cash and cash equivalents at beginning of period	21,875,988	32,844,290

Cash and cash equivalents at end of period	$32,217,138	47,482,204

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,762,025	10,838,260
Income taxes	1,605,000	1,890,000
Noncash investing activities -transfer of loans to foreclosed real estate	—	39,190

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

In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.  All significant intercompany transactions have been eliminated in consolidation.  These interim financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and therefore certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted U.S. accounting principles have been condensed or omitted.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.  Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank.  Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank.

Note 2: COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and six month periods ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$1,542,511	2,033,544	$3,512,722	3,621,502
Other comprehensive income, net of tax:
Unrealized holding gains/(losses) on securities arising during the period, net of tax effect	(3,011,659)	776,414	(2,085,163)	725,091
Reclassification adjustment for net gain on sales of securities realized in net income, net of tax	(127,192)	(331,423)	(157,133)	(331,423)

Comprehensive income (loss)	$(1,596,340)	2,478,535	1,270,426	4,015,170

Note 2: COMPREHENSIVE INCOME, continued

For the three and six month periods ended June 30, 2004 the sale of securities resulted in gains of $201,892 and $249,418, respectively ($127,192 and $157,133 net of tax effect).  For both the three and six month periods ended June 30, 2003 the sale of securities resulted in a gain of $526,069 ($331,423 net of tax effect).

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

Presented below are the calculations for the basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic:
Net income	$1,542,511	2,033,544	3,512,722	3,621,502

Weighted average shares outstanding	4,281,488	4,215,597	4,260,528	4,217,099

Basic earnings per share	$0.36	0.48	0.82	0.86

Diluted:

Net income	$1,542,511	2,033,544	3,512,722	3,621,502

Weighted average shares outstanding	4,281,488	4,215,597	4,260,528	4,217,099
Effect of dilutive stock options outstanding	270,176	238,963	276,116	233,487
Diluted weighted average shares outstanding	4,551,664	4,454,560	4,536,644	4,450,586

Diluted earnings per share	$0.34	0.46	0.77	0.81

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Net income as reported	$1,542,511	2,033,544	3,512,722	3,621,502
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	8,344	127,281	16,688	254,562
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(36,175)	(372,466)	(69,251)	(741,578)
Pro forma net income	$1,514,680	1,788,359	3,460,159	3,134,486

Basic earnings per share
As reported	$0.36	0.48	0.82	0.86
Pro forma	0.35	0.42	0.81	0.74

Diluted earnings per share
As reported	$0.34	0.46	0.77	0.81
Pro forma	0.33	0.40	0.76	0.70

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Set forth below are significant items that occurred during the second quarter of 2004:

•                  Diluted earnings per share of $0.34 for the quarter;

•                  Net income of $1.5 million for the quarter;

•                  Return on average equity of 7.62% for the quarter;

•                  Increased the quarterly dividend to $0.1525 per share from $0.15 for the first quarter 2004;

•                  Insurance and brokerage commissions increased $90,000 to $145,000 from the second quarter 2003.

The following analysis discusses changes in the financial condition at June 30, 2004 and results of operations for the three and six months ended June 30, 2004, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Critical Accounting Policies

The allowance for loan and lease losses is considered by management to be a critical accounting policy.  The allowance for loan losses is maintained through provisions for loan losses based on management’s on-going evaluation of the risks in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank’s primary lending area.  The allowance for loan losses is maintained at an amount management considers adequate to cover probable losses in its portfolio, based on information currently known to management.  The Bank’s loan loss allowance determinations also incorporate factors and analyses which consider the probable principal loss associated with the loans, costs of acquiring the property, securing the loan through foreclosure or deed in lieu of foreclosure.  While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control.

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets at June 30, 2004 were $950.9 million, which represented an increase of $53.8 million, or 6.0%, compared to $897.1 million at December 31, 2003. The increase in total assets was primarily a result of increases in loans receivable of $44.0 million, or 6.1%, to $760.9 million at June 30, 2004 from $716.9 million at December 31, 2003, cash and cash equivalents, which increased $10.3 million, or 47.3%, to $32.2 million at June 30, 2004 from $21.9 million at December 31, 2003, mortgage-backed securities, which increased $1.6 million, or 16.5%, to $11.8 million at June 30, 2004 from $10.2 million at December 31, 2003 and bank owned life insurance, which increased $807,000, or 4.5%, to $18.8 million at June 30, 2004 from $18.0 million at December 31, 2003.  These increases were partially offset by a decrease in investment securities of $5.3 million, or 5.8%, to $85.4 million at June 30, 2004 from $90.7 million at December 31, 2003.  The loan growth was funded by increases in deposits and borrowed money. Deposits increased $44.1 million, or 7.4%, to $640.9 million at June 30, 2004 from $596.8 million at December 31, 2003.  Borrowed money, primarily representing FHLB advances, increased $9.2 million to $221.0 million at June 30, 2004 from $211.8 million at December 31, 2003.  Stockholders’ equity increased $1.3 million to $79.7 million at June 30, 2004 from $78.4 million at December 31, 2003.  The increase in stockholders’ equity was primarily the result of the Company’s net income for the six months ended June 30, 2004, which was partially offset by stock repurchases totaling $269,000, dividends paid of $1.3 million and a $2.1 million decrease in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio.

Comparison of Operating Results For the Three Months Ended June 30, 2004 and 2003

General.  The Company’s net income decreased $491,000, or 24.1%, to $1.5 million for the three months ended June 30, 2004 as compared to the prior year period.

Interest Income.  Interest income decreased $341,000, or 3.0%, to $11.2 million for the three months ended June 30, 2004, compared to the same period in 2003.  This decrease resulted from a decrease in the average rate earned on interest-earning assets, partially offset by an increase in the average balance of interest-earning assets.  The average yield on interest-earning assets decreased by 78 basis points to 5.18% for the three months ended June 30, 2004 from 5.96% for the three months ended June 30, 2003.  The decrease in yield is primarily due to the lower overall level of interest rates.  The average balance of interest-earning assets increased by $93.2 million, or 11.8%, to $883.1 million for the three months ended June 30, 2004 from $789.9 million for the comparable period in 2003.  This increase resulted primarily from an increase in the average balance of loans receivable of $105.1 million from $646.2 million for the three months ended June 30, 2003 to $751.3 million for the three months ended June 30, 2004.

Mortgage loan interest income decreased by $996,000 for the three months ended June 30, 2004 compared with the same period in 2003.  The average balance of mortgage loans increased $24.9 million to $563.9 million, while the mortgage loan yield decreased by 98 basis points from 6.36% to 5.38%.  Interest income from other loans increased $777,000 for the three months ended June 30, 2004.  This increase resulted from a combination of an increase in average balance of $80.2 million to $187.4 million, partially offset by an 87 basis point decrease in yield from 5.92% for the three months ended June 30, 2003 to 5.05% for the three months ended June 30, 2004.  Interest income from investment securities, mortgage-backed securities and short-term deposits decreased $122,000 to $1.3 million for the three months ended June 30, 2004, compared with the same period in 2003.  The average balance decreased $11.9 million and the yield increased one basis point from 4.48% for the three months ended June 30, 2003 to 4.49% for the three months ended June 30, 2004.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense increased by $53,000, or 1.0%, to $5.4 million for the three months ended June 30, 2004, compared to the same period in 2003.  This increase resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities.  The average balance of interest-bearing liabilities increased by $91.1 million, or 12.9%, to $795.4 million for the three months ended June 30, 2004 from $704.3 million for the three months ended June 30, 2003.  This change reflects a $75.7 million increase in deposit accounts, which is attributable to a $16.8 million increase in passbook savings accounts, a $59.9 million increase in certificates of deposit and a $5.0 million increase in NOW accounts.  These increases were partially offset by a decrease of $6.0 million in money market accounts.  In addition, borrowings increased $15.3 million to $203.7 million for the three months ended June 30, 2004 from $188.4 million for the comparable period in 2003.  The average rate paid on combined deposits and borrowed money decreased by 32 basis points to 2.72% for the three months ended June 30, 2004 from 3.04% for the three months ended June 30, 2003.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $394,000, or 6.3%, to $5.8 million for the three months ended June 30, 2004 from $6.2 million for the comparable period in 2003.  The average balance of interest-earning assets increased $93.2 million for the three months ended June 30, 2004 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of increases in the average balance of mortgage loans of $24.9 million and an $80.2 million increase in other loans.  These increases were partially offset by a $7.5 million decrease in investment securities and a $3.1 million decrease in cash and cash equivalents.  The tax equivalent net interest margin as a percent of interest-earning assets decreased by 53 basis points to 2.72% for the three months ended June 30, 2004 from 3.25% for the comparable period in 2003.

Provision for Loan Losses.  The provision for loan losses increased by $48,000, to $190,000 for the three months ended June 30, 2004 from $142,000 in 2003.  The increase in the provision for loan losses is primarily due to the increased risk in the loan portfolio based on a greater emphasis placed on commercial lending.  At June 30, 2004, December 31, 2003 and June 30, 2003, non-performing loans totaled $2.5 million, $2.8 million and $2.6 million, respectively.  At June 30, 2004, the ratio of the allowance for loan losses to non-performing loans was 160.4% compared to 135.7% at December 31, 2003 and 132.7% at June 30, 2003.  The ratio of the allowance to total loans was 0.54%, 0.52% and 0.53%, at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.  Charge-offs for the three months ended June 30, 2004 totaled $3,000.  There were no charge-offs for the three months ended June 30, 2003.  Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $1.5 million and $1.7 million for the three months ended June 30, 2004 and 2003, respectively.  The decrease in noninterest income is primarily attributable to decreases of $324,000 in gain on sale of securities, $130,000 in gain on sale of loans, and $118,000 in income generated by Computer Dynamics Group, Inc. (“CDGI”). The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for technology services.  These decreases were partially offset by increases of $167,000 in service fees and $90,000 in insurance and brokerage commissions.  Service fees increased primarily due to the growth in number of deposit accounts.  Insurance and brokerage commissions increased primarily due to the hiring of three additional salespeople during the third quarter of 2003.

Noninterest Expense.  Noninterest expense increased $298,000, to $5.0 million for the three months ended June 30, 2004 from $4.7 million for the comparable period in 2003.  Of this increase, $176,000 was directly related to compensation and benefits, $56,000 is related to data processing, $52,000 is related to advertising and $63,000 is related to professional audit fees.  The increase in compensation and benefits is primarily due to a combination of annual salary increases and the addition of staff.  In addition, the Company recorded a charge of $4,000 for impairment of goodwill related to its majority owned subsidiary CDGI for the three months ended June 30, 2004 compared to $181,000 recorded for the three months ended June 30, 2003.  The Company evaluates goodwill for impairment on a quarterly basis.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $553,000 and $1.1 million for the three months ended June 30, 2004 and 2003, respectively.  The decrease in the provision for income taxes was primarily the result of a decrease in pretax income of $1.0 million to $2.1 million for three months ended June 30, 2004 from $3.1 million for the comparable prior year period.  The effective tax rate was 26.4% and 36.4% for the three months ended June 30, 2004 and 2003, respectively.  The decrease in the effective tax rate is due to increases in bank owned life insurance, FNMA/FHLMC preferred stock and municipal securities, for which income is non-taxable.

Comparison of Operating Results For the Six Months Ended June 30, 2004 and 2003

General.  The Company’s net income decreased $109,000, or 3.0%, to $3.5 million for the six months ended June 30, 2004 as compared to the prior year period.

Interest Income.  Interest income decreased $320,000, or 1.4%, to $22.7 million for the six months ended June 30, 2004, compared to the same period in 2003.  This decrease resulted from a decrease in the average rate earned on interest-earning assets, partially offset by an increase in the average balance of interest-earning assets.  The average yield on interest-earning assets decreased by 77 basis points to 5.28% for the six months ended June 30, 2004 from 6.05% for the six months ended June 30, 2003.  The average balance of interest-earning assets increased by $99.8 million, or 12.9%, to $873.2 million for the six months ended June 30, 2004 from $773.4 million for the comparable period in 2003.  This increase resulted primarily from an increase in the average balance of loans receivable of $105.6 million from $632.4 million for the six months ended June 30, 2003 to $738.0 million for the six months ended June 30, 2004.

Mortgage loan interest income decreased by $1.6 million for the six months ended June 30, 2004 compared with the same period in 2003.  The average balance of mortgage loans increased $35.2 million, while the mortgage loan yield decreased by 96 basis points from 6.47% to 5.51%.  Interest income from other loans increased $1.5 million for the six months ended June 30, 2004.  This increase resulted from a combination of an increase in average balance of $70.4 million, partially offset by a 74 basis point decrease in yield from 5.94% for the six months ended June 30, 2003 to 5.20% for the six months ended June 30, 2004.  Interest income from investment securities, mortgage-backed securities and short-term deposits decreased $202,000 to $2.6 million for the six months ended June 30, 2004, compared with the same period in 2003.  The average balance decreased $5.8 million and the yield decreased 15 basis points from 4.59% for the six months ended June 30, 2003 to 4.44% for the six months ended June 30, 2004.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense remained unchanged at $10.8 million for the six months ended June 30, 2004 and 2003.  There was an increase in the average balance of interest-bearing liabilities, and a decrease in the average rate paid on those interest-bearing liabilities for the six months ended June 30, 2004 from the six months ended June 30, 2003.  The average balance of interest-bearing liabilities increased by $97.5 million, or 14.1%, to $787.1 million for the six months ended June 30, 2004 from $689.6 million for the six months ended June 30, 2003. This change reflects a $76.6 million increase in deposit accounts, which is attributable to a $19.1 million increase in passbook savings accounts, a $56.4 million increase in certificates of deposit and a $5.1 million increase in NOW accounts.  These increases were partially offset by a decrease of $4.0 million in money market accounts.  In addition, borrowings increased $20.8 million to $202.2 million for the six months ended June 30, 2004 from $181.4 million for the comparable period in 2003.  The average rate paid on combined deposits and borrowed money decreased by 39 basis points to 2.74% for the six months ended June 30, 2004 from 3.13% for the six months ended June 30, 2003.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $320,000, or 2.6%, to $11.9 million for the six months ended June 30, 2004 from $12.2 million for the comparable period in 2003.  The average balance of interest-earning assets increased $99.8 million for the six months ended June 30, 2004 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of increases in the average balance of mortgage loans of $35.2 million and a $70.4 million increase in other loans.  These increases were partially offset by a $4.8 million decrease in investment securities and a $4.9 million decrease in mortgage-backed securities.  The tax equivalent net interest margin as a percent of interest-earning assets decreased by 45 basis points to 2.81% for the six months ended June 30, 2004 from 3.26% for the comparable period in 2003.

Provision for Loan Losses.  The provision for loan losses increased by $17,000, to $340,000 for the six months ended June 30, 2004 from $323,000 in 2003.  The increase in the provision for loan losses is primarily due to the increased risk in the loan portfolio based on a greater emphasis placed on commercial lending.  At June 30, 2004, December 31, 2003 and June 30, 2003, non-performing loans totaled $2.5 million, $2.8 million and $2.6 million, respectively.  At June 30, 2004, the ratio of the allowance for loan losses to non-performing loans was 160.4% compared to 135.7% at December 31, 2003 and 132.7% at June 30, 2003.  The ratio of the allowance to total loans was 0.54%, 0.52% and 0.53%, at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.  Charge-offs for the six months ended June 30, 2004 totaled $15,000.  There were no charge-offs for the six months ended June 30, 2003.  Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $3.1 million and $2.8 million for the six months ended June 30, 2004 and 2003, respectively. The increase in noninterest income is primarily attributable to increases of $302,000 in service fees, $228,000 in insurance and brokerage commissions, $149,000 in gain on sale of property, which was a building previously occupied by the Bank and a $105,000 in gain on sale of loans.  Service fees increased primarily due to the growth in number of deposit accounts.  Insurance and brokerage commissions increased primarily due to the hiring of three additional salespeople during the third quarter of 2003.  These increases were partially offset by decreases of $261,000 in income generated by CDGI and $277,000 in gain on sale of securities.  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for technology services.

Noninterest Expense.  Noninterest expense increased $532,000, to $9.7 million for the six months ended June 30, 2004 from $9.2 million for the comparable period in 2003.  Of this increase, $301,000 was directly related to compensation and benefits, $91,000 is related to data processing, $78,000 is related to advertising and $90,000 is related to professional audit fees.  The increase in compensation and benefits is primarily due to a combination of annual salary increases and the addition of staff.  In addition, the Company recorded a charge of $21,000 for impairment of goodwill related to its majority owned subsidiary CDGI for the six months ended June 30, 2004 compared to $200,000 recorded for the six months ended June 30, 2003.  The Company evaluates goodwill for impairment on a quarterly basis.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $1.4 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively.  The decrease in the provision for income taxes was primarily the result of a decrease in pretax income of $548,000 to $4.9 million for six months ended June 30, 2004 from $5.4 million for the comparable prior year period.  The effective tax rate was 28.2% and 34.6% for the six months ended June 30, 2004 and 2003, respectively.  The decrease in the effective tax rate is due to increases in bank owned life insurance, FNMA/FHLMC preferred stock and municipal securities, for which income is non-taxable.

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

In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market.  As of June 30, 2004, the Company repurchased a total of 3,087,081 shares of the Company’s common stock at an average price per share of $12.11 since becoming a public company in 1998.  There currently is no formal repurchase plan in place and there were no shares repurchased during the three months ended June 30, 2004.

The Bank’s most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.  At June 30, 2004, cash and interest-bearing demand accounts totaled $32.2 million, or 3.4% of total assets.

See the “Consolidated Statements of Cash Flows” in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the six months ended June 30, 2004 and 2003.

At June 30, 2004, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank’s regulatory capital ratios at June 30, 2004:

Total Capital to Total Assets	7.92%
Total Capital to Risk-Weighted Assets	10.94%
Tier I Leverage Ratio	8.05%
Tier I to Risk-Weighted Assets	10.99%

At June 30, 2004, the Company had a Total Capital to Total Assets ratio of 8.38%.

On June 15, 2004, the Company announced its second quarter dividend of $0.1525 per share.  The dividend was paid on July 13, 2004 to stockholders of record on June 30, 2004.

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

The Bank’s standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business.  Standby letters of credit are collateralized by mortgages, savings accounts or liens on business assets.  The fair value of standby letters of credit approximates the amount of recorded related fees, which are not considered material.  The maximum risk of accounting loss for these items, which is represented by the total commitment outstanding, totaled $9.4 million at June 30, 2004.

At June 30, 2004 and December 31, 2003, the bank had the following commitments to extend credit:

	June 30, 2004	December 31, 2003
First mortgage loans	$9,932,000	$7,306,000
Construction loans	2,152,000	4,210,000
Unused lines of credit	41,457,000	42,342,000
Standby letters of credit	9,423,000	5,434,000

Contractual Obligations

The Bank has certain obligations and commitments to make future payments under contract.  There has been no material change in contractual obligations from December 31, 2003.

Recent Accounting Pronouncements

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

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” (SAB No. 105).  SAB No. 105 applies to all registrants that issue loan commitments that relate to the origination of mortgage loans that will be held for sale and applies specifically to loan commitments that are issued after March 31, 2004.  The adoption of SAB No. 105 did not have a material effect on the Company’s consolidated financial statements.

In March 2004, the FASB reached a consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).  EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary.  EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments.  The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004.  We do not expect the adoption of the impairment guidance contained in EITF 03-1 to have a material impact on our financial position or results of operations.

Average Balance Sheet

The following tables set forth certain information relating to the Bank for the three and six months ended June 30, 2004 and 2003, respectively.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs.  Average balances are derived from average monthly balances.  The yields and costs include fees, which are considered adjustments to yields.  Tax exempt income has been calculated on a tax equivalent basis using a tax rate of 34% and amounted to $192,000 and $200,000 for the three months ended June 30, 2004 and 2003 and $383,000 and $414,000 for the six months ended June 30, 2004 and 2003, respectively.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
(in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$34,981	200	2.29%	36,898	184	2.00%
Investment securities	84,456	1,167	5.52%	91,951	1,290	5.61%
Mortgage-backed securities	12,334	113	3.67%	14,839	135	3.63%
Mortgage loans	563,913	7,580	5.38%	538,990	8,576	6.36%
Other loans	187,406	2,365	5.05%	107,253	1,589	5.92%
Total interest earning assets	883,090	11,425	5.18%	789,931	11,774	5.96%
Noninterest earning assets	56,579			45,628
Total assets	$939,669			835,559
Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$140,033	558	1.60%	145,926	707	1.94%
Passbook savings accounts	133,752	461	1.38%	116,922	479	1.64%
NOW Accounts	40,315	49	0.48%	35,325	64	0.73%
Certificates of deposit	277,649	1,991	2.87%	217,776	1,803	3.31%
Total deposits	591,749	3,059	2.07%	515,949	3,053	2.37%
FHLB Advances	203,667	2,352	4.62%	188,367	2,305	4.90%
Total interest-bearing liabilities	795,416	5,411	2.72%	704,316	5,358	3.04%
Noninterest-bearing liabilities	63,324			54,988
Total liabilities	858,740			759,304
Total stockholders’ equity	80,929			76,255
Total liabilities and stockholders’ equity	$939,669			835,559
Net interest income before provision for loan losses		6,014			6,416
Interest rate spread			2.46%			2.92%
Net interest margin as a percent of interest earning assets			2.72%			3.25%
Ratio of interest-earning assets to interest-bearing liabilities			111.02%			112.16%

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
(in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$39,516	410	2.07%	35,511	334	1.88%
Investment securities	84,855	2,390	5.63%	89,701	2,594	5.78%
Mortgage-backed securities	10,896	203	3.73%	15,826	308	3.90%
Mortgage loans	566,925	15,612	5.51%	531,767	17,190	6.47%
Other loans	171,042	4,447	5.20%	100,595	2,987	5.94%
Total interest earning assets	873,234	23,062	5.28%	773,400	23,413	6.05%
Noninterest earning assets	53,310			43,774
Total assets	$926,544			817,174
Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$141,699	1,128	1.59%	145,731	1,461	2.01%
Passbook savings accounts	131,632	903	1.37%	112,493	957	1.70%
NOW Accounts	39,644	97	0.49%	34,520	143	0.82%
Certificates of deposit	271,893	3,913	2.88%	215,444	3,660	3.40%
Total deposits	584,868	6,041	2.07%	508,188	6,221	2.45%
FHLB Advances	202,183	4,758	4.71%	181,367	4,578	5.05%
Total interest-bearing liabilities	787,051	10,799	2.74%	689,555	10,799	3.13%
Noninterest-bearing liabilities	59,072			52,123
Total liabilities	846,123			741,678
Total stockholders’ equity	80,421			75,496
Total liabilities and stockholders’ equity	$926,544			817,174
Net interest income before provision for loan losses		12,263			12,614
Interest rate spread			2.54%			2.92%
Net interest margin as a percent of interest earning assets			2.81%			3.26%
Ratio of interest-earning assets to interest-bearing liabilities			110.95%			112.16%

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates.  The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 3% increase or 1% decrease in rates, whichever produces a larger decline.  The higher the institution’s Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be.  The following NPV Table sets forth the Bank’s NPV as of June 30, 2004.

Change in Interest Rates in Basis Points	Net Portfolio Value			NPV as% of Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	% Change
	(In thousands)

+300	$45,766	$(35,692)	(43.82)%	4.96%	(41.37)%
+200	58,763	(22,695)	(27.86)	6.28	(25.77)
+100	71,575	(9,883)	(12.13)	7.54	(10.87)
Static	81,458	—	—	8.46	—
-100	78,730	(2,728)	(3.35)	8.15	(3.66)

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

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their

Item 4. Controls and Procedures, continued

evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the results of the Company’s annual meeting held on April 20, 2004, please see the Company’s March 31, 2004 Form 10-Q filed on May 12, 2004.

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

On May 3, 2004, EFC Bancorp, Inc. furnished a Current Report on Form 8-K announcing its financial results for the quarter ended March 31, 2004.

On June 2, 2004, EFC Bancorp, Inc. furnished a Current Report on Form 8-K announcing that beginning June 2, 2004 the Company will make available and distribute to analysts and prospective investors a slide presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EFC BANCORP, INC.

Dated:	August 12, 2004	By:	/s/ Barrett J. O’Connor
Barrett J. O’Connor
Chief Executive Officer
(Principal executive officer)

Dated:	August 12, 2004	By:	/s/ Eric J. Wedeen
Eric J. Wedeen
Senior Vice President and Chief
Financial Officer
(Principal financial and accounting officer)