Form 10-Q
period 2004-09-30
EFC BANCORP INC
filed 2004-11-12
CIK 1047947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,697,703 shares of common stock, par value $0.01 per share, were outstanding as of November 10, 2004.

EFC Bancorp, Inc.

Form 10-Q

For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

EFC BANCORP, INC.

Item 1.    Financial Statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

September 30, 2004 and December 31, 2003

Assets	September 30, 2004	December 31, 2003
Cash and cash equivalents:
On hand and in banks	$5,783,274	5,449,261
Interest bearing deposits with financial institutions	27,841,452	16,426,727
Total cash and cash equivalents	33,624,726	21,875,988

Loans receivable, net	794,014,980	716,883,910
Mortgage-backed securities available-for-sale, at fair value	10,877,623	10,164,501
Investment securities available-for-sale, at fair value	96,176,496	90,656,208
Stock in Federal Home Loan Bank of Chicago, at cost	11,766,100	10,877,600
Accrued interest receivable	4,312,539	4,009,280
Office properties and equipment, net	23,732,431	17,672,562
Real estate held for development	4,920,696	4,189,637
Bank owned life insurance	18,967,239	17,986,416
Other assets	609,464	2,776,482

Total assets	$999,002,294	897,092,584

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$672,660,124	596,763,807
Borrowed money	232,000,000	211,788,751
Accrued expenses, income taxes payable and other liabilities	11,161,190	10,294,740

Total liabilities	915,821,314	818,847,298

Minority interest	—	(158,666)

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	72,886,537	72,247,346
Retained earnings, substantially restricted	49,451,163	46,681,729
Treasury stock, at cost, 2,801,731 and 2,898,763 shares at September 30, 2004 and December 31, 2003, respectively	(34,741,252)	(35,598,664)
Unearned employee stock ownership plan (ESOP), 329,624 and 359,590 shares at September 30, 2004 and December 31, 2003, respectively	(4,928,715)	(5,376,779)
Unearned stock award plan, 3,776 and 6,026 shares at September 30, 2004 and December 31, 2003, respectively	(42,008)	(67,039)
Accumulated other comprehensive income	480,341	442,445

Total stockholders’ equity	83,180,980	78,403,952

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$999,002,294	897,092,584

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three and nine months ended September 30, 2004 and 2003

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Interest income:
Loans secured by real estate	$7,608,786	8,258,392	23,220,232	25,448,767
Other loans	2,865,066	1,744,170	7,311,046	4,729,418
Mortgage-backed securities available-for-sale	98,318	107,310	301,435	415,612
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,266,227	1,202,610	3,685,013	3,717,910
Total interest income	11,838,397	11,312,482	34,517,726	34,311,707

Interest expense:
Deposits	3,391,593	3,017,886	9,433,012	9,238,516
Borrowed money	2,612,469	2,372,350	7,370,052	6,950,759
Total interest expense	6,004,062	5,390,236	16,803,064	16,189,275

Net interest income before provision for loan losses	5,834,335	5,922,246	17,714,662	18,122,432
Provision for loan losses	210,000	140,000	550,000	463,250
Net interest income after provision for loan losses	5,624,335	5,782,246	17,164,662	17,659,182

Noninterest income:
Service fees	795,295	572,810	2,080,527	1,555,618
Insurance and brokerage commissions	151,396	136,292	493,325	250,322
Information technology sales and service income, net	75,519	146,628	311,048	642,882
Gain on sale of foreclosed real estate	—	—	—	41,315
Gain on sale of office properties and equipment	—	—	149,396	—
Gain on sale of securities	—	290,385	249,418	816,454
Gain on sale of loans	16,348	—	277,972	156,223
Bank owned life insurance	207,735	234,543	654,061	600,675
Other	43,944	102,626	151,449	175,855
Total noninterest income	1,290,237	1,483,284	4,367,196	4,239,344

Noninterest expense:
Compensation and benefits	2,713,958	2,740,615	8,336,106	8,062,139
Office building, net	747,492	683,434	2,140,727	2,058,996
Federal insurance premiums	23,125	21,669	68,528	66,055
Advertising	250,712	160,877	761,724	594,003
Data processing	285,555	220,938	860,877	704,934
NOW/checking account expenses	189,290	177,093	460,247	432,866
Other	1,125,105	561,355	2,444,359	1,852,196
Total noninterest expense	5,335,237	4,565,981	15,072,568	13,771,189

Income before income taxes and minority interest	1,579,335	2,699,549	6,459,290	8,127,337

Income tax expense	350,856	889,286	1,728,192	2,766,221

Income before minority interest	1,228,479	1,810,263	4,731,098	5,361,116

Minority interest	(10,103)	10,615	—	81,265

Net income	$1,218,376	1,820,878	4,731,098	5,442,381

Earnings per share:
Basic	$0.28	0.43	1.10	1.29
Diluted	0.27	0.41	1.04	1.22

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Net income	$4,731,098	5,442,381
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	79,945	75,318
Provision for loan losses	550,000	463,250
FHLB of Chicago stock dividends	(888,500)	(568,000)
Stock award plan shares allocated	25,031	381,843
ESOP shares committed to be released	448,064	448,064
Change in fair value of ESOP shares	639,191	132,887
Depreciation of office properties and equipment	933,366	855,482
Gain on sale of foreclosed real estate	—	(41,315)
Gain on sale of securities	(249,418)	(816,454)
Gain on sale of loans receivable	(277,972)	(156,223)
Change in minority interest in subsidiary	158,666	(81,265)
Increase in bank owned life insurance	(555,823)	(534,210)
Decrease in accrued interest receivable and other assets, net	1,837,399	40,294
Increase in income taxes payable, accrued expenses and other liabilities, net	816,962	1,510,496

Net cash provided by operating activities	8,248,009	7,152,548

Cash flows from investing activities:
Net increase in loans receivable	(47,907,447)	(32,964,799)
Purchases of loans receivable	(70,023,873)	(83,263,883)
Proceeds from the sale of loans receivable	40,528,222	12,894,951
Increase in real estate held for development	(731,059)	(823,830)
Purchases of mortgage-backed securities available-for-sale	(4,035,625)	(2,549,222)
Principal payments on mortgage-backed securities available-for-sale	3,231,485	5,738,497
Maturities of investment securities available-for-sale	23,331,922	25,465,274
Purchases of investment securities available-for-sale	(32,276,933)	(42,909,565)
Proceeds from the sale of investment securities	3,747,338	15,349,744
Purchases of office properties and equipment	(6,993,235)	(1,334,060)
Investment in bank owned life insurance	(425,000)	(5,000,000)
Purchases of stock in the Federal Home Loan Bank of Chicago	—	(760,200)
Proceeds from the sale of foreclosed real estate	—	2,027,057

Net cash used in investing activities	(91,554,205)	(108,130,036)

Cash flows from financing activities:
Net increase in deposits	75,896,317	65,965,874
Proceeds from borrowed money	119,000,785	91,070,325
Repayments on borrowed money	(98,789,536)	(61,051,470)
Purchase of treasury stock	(268,963)	(2,514,270)
Stock options exercised	1,126,375	545,178
Cash dividends paid	(1,910,044)	(1,761,869)
Net cash provided by financing activities	95,054,934	92,253,768

Net increase/(decrease) in cash and cash equivalents	11,748,738	(8,723,720)
Cash and cash equivalents at beginning of period	21,875,988	32,844,290

Cash and cash equivalents at end of period	$33,624,726	24,120,570

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,680,058	16,241,964
Income taxes	2,005,000	2,340,000
Noncash investing activities - transfer of loans to foreclosed real estate	—	39,190

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of EFC Bancorp, Inc. (the Company), its wholly-owned subsidiary, EFS Bank (the Bank) and its wholly-owned subsidiary, EFS Service Corporation of Elgin.  The accompanying unaudited consolidated financial statements also include the accounts of Computer Dynamics Group, Inc. (CDGI), the Company’s formerly majority-owned subsidiary.  The Company was informed in October 2004 of the bankruptcy filing of its minority partner in CDGI.  Upon notification of the bankruptcy, as of September 30, 2004, the Company recorded its investment in CDGI as a wholly-owned subsidiary.  Certain amounts for the prior period have been reclassified to conform to the current period presentation.  The Company operates as a single segment.

In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.  All significant intercompany transactions have been eliminated in consolidation.  These interim financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and therefore certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.  Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank.  Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank.

Note 2: COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$1,218,376	1,820,878	$4,731,098	5,442,381
Other comprehensive income, net of tax:
Unrealized holding gains/(losses) on securities arising during the period, net of tax effect	2,123,059	(1,577,044)	37,896	(851,953)
Reclassification adjustment for net gain on sales of securities realized in net income, net of tax	—	(182,943)	(157,133)	(514,366)

Comprehensive income	$3,341,435	60,891	4,611,861	4,076,062

There were no sales of securities for the three months ended September 30, 2004.  For the nine month period ended September 30, 2004 the sale of securities resulted in a gain of $249,418 ($157,133 net of tax effect).  For the three and nine month periods ended September 30, 2003 the sale of securities resulted in gains of $290,385 and $816,454, respectively ($182,943 and $514,366 net of tax effect).

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

Presented below are the calculations for the basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic:
Net income	$1,218,376	1,820,878	4,731,098	5,442,381

Weighted average shares outstanding	4,340,546	4,205,803	4,287,395	4,213,292

Basic earnings per share	$0.28	0.43	1.10	1.29

Diluted:

Net income	$1,218,376	1,820,878	4,731,098	5,442,381

Weighted average shares outstanding	4,340,546	4,205,803	4,287,395	4,213,292
Effect of dilutive stock options outstanding	247,455	243,877	252,164	234,472
Diluted weighted average shares outstanding	4,588,001	4,449,680	4,539,559	4,447,764

Diluted earnings per share	$0.27	0.41	1.04	1.22

Note 4:  STOCK OPTION PLANS

The Company accounts for stock-based compensation plans under APB Opinion No. 25.  For the stock option program, no compensation cost is recognized in connection with the granting of stock options with an exercise price equal to the fair market value of the stock on the date of the grant.  For the stock award plan, the Company uses the fixed method of accounting and records compensation expense, over the vesting period of the grant, based upon the fair market value of the stock at the date of grant.  In accordance with the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, the following table provides the pro forma effect on net income and earnings per share if the fair value method of accounting for stock-based compensation had been used for all awards:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Net income as reported	$1,218,376	1,820,878	4,731,098	5,442,381
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	8,344	127,281	25,032	381,843
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(27,831)	(245,185)	(80,394)	(732,202)
Pro forma net income	$1,198,889	1,702,974	4,675,736	5,092,022

Basic earnings per share
As reported	$0.28	0.43	1.10	1.29
Pro forma	0.28	0.40	1.09	1.21

Diluted earnings per share
As reported	$0.27	0.41	1.04	1.22
Pro forma	0.26	0.38	1.03	1.14

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Set forth below are highlights and significant items for the third quarter of 2004:

•                                          A $424,000 non-recurring charge was recorded related to Computer Dynamics Group, Inc., the Company’s majority-owned subsidiary;

•                                          The Bank continues to experience margin compression as a result of the recent interest rate environment, which management continues to monitor;

•                                          Diluted earnings per share were $0.27 for the quarter and $0.41 for the comparable prior year period;

•                                          Net income was $1.2 million for the quarter and $1.8 million for the comparable prior year period;

•                                          Return on average equity was 5.99% for the quarter and 9.45% for the comparable prior year period;

•                                          The quarterly dividend was increased to $0.1550 per share from $0.1525 for the second quarter of 2004.

The following analysis discusses changes in the financial condition at September 30, 2004 and results of operations for the three and nine months ended September 30, 2004, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Critical Accounting Policy

The allowance for loan and lease losses is considered by management to be a critical accounting policy.  The allowance for loan losses is maintained through provisions for loan losses based on management’s on-going evaluation of the risks in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank’s primary lending area.  The allowance for loan losses is maintained at an amount management considers adequate to cover probable losses in its portfolio, based on information currently known to management.  The Bank’s loan loss allowance determination also incorporate factors and analyses which consider the probable principal loss associated with the loans, costs of acquiring the property and securing the loan through foreclosure or deed in lieu of foreclosure.  While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities

Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the SEC, including its 2003 Annual Report on Form 10-K.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets at September 30, 2004 were $999.0 million, which represented an increase of $101.9 million, or 11.4%, compared to $897.1 million at December 31, 2003. The increase in total assets was primarily a result of an increase in net loans receivable of $77.1 million, or 10.8%, to $794.0 million at September 30, 2004 from $716.9 million at December 31, 2003.  Of this increase, $69.3 million, or 89.9%, was directly related to commercial loans, which totaled $183.6 million at September 30, 2004.  Commercial loans totaled $114.3 million at December 31, 2003.  This growth is consistent with management’s long-term strategy for the Bank, which includes branch expansion and competitive pricing of deposit accounts in its local market area.  In addition, cash and cash equivalents increased $11.7 million, or 53.7%, to $33.6 million at September 30, 2004 from $21.9 million at December 31, 2003, investment securities increased $5.5 million, or 6.1%, to $96.2 million at September 30, 2004 from $90.7 million at December 31, 2003 and office properties and equipment increased $6.0 million, or 34.3%, to $23.7 million at September 30, 2004 from $17.7 million at December 31, 2003, which is primarily due to the Company’s continued branch expansion efforts.  The most recent branch was opened in September 2004.  These increases were partially offset by a decrease in other assets of $2.2 million, or 78.1%, to $609,000 at September 30, 2004 from $2.8 million at December 31, 2003.  The loan growth was funded by increases in deposits and borrowed money.  Deposits increased $75.9 million, or 12.7%, to $672.7 million at September 30, 2004 from $596.8 million at December 31, 2003.  Borrowed money, primarily representing FHLB advances, increased $20.2 million to $232.0 million at September 30, 2004 from $211.8 million at December 31, 2003.  Stockholders’ equity increased $4.8 million to $83.2 million at September 30, 2004 from $78.4 million at December 31, 2003.  The increase in stockholders’ equity was primarily the result of the Company’s net income for the nine months ended September 30, 2004, which was partially offset by stock repurchases totaling $269,000 and dividends paid of $1.9 million.

Comparison of Operating Results For the Three Months Ended September 30, 2004 and 2003

General.  The Company’s net income decreased $603,000, or 33.1%, to $1.2 million for the three months ended September 30, 2004 as compared to the prior year period.

Interest Income.  Interest income increased $526,000, or 4.7%, to $11.8 million for the three months ended September 30, 2004, compared to the same period in 2003.  This increase resulted from an increase in the average balance of interest-earning assets, partially offset by a decrease in the average rate earned on interest-earning assets.  The average yield on interest-earning assets decreased by 40 basis points to 5.17% for the three months ended September 30, 2004 from 5.57% for the three months ended September 30, 2003.  The decrease in yield is primarily due to the lower overall level of interest rates.  The average balance of interest-earning assets increased by $105.6 million, or 12.8%, to $931.4 million for the three months ended September 30, 2004 from $825.8 million for the comparable period in 2003.  This increase resulted primarily from an increase in the average balance of loans receivable of $105.6 million from $685.6 million for the three months ended September 30, 2003 to $791.2 million for the three months ended September 30, 2004.

Mortgage loan interest income decreased by $650,000 for the three months ended September 30, 2004 compared with the same period in 2003.  The average balance of mortgage loans increased $20.3 million to $579.5 million, while the mortgage loan yield decreased by 66 basis points from 5.91% to 5.25%.  Interest income from other loans increased $1.1 million for the three months ended September 30, 2004.  This increase resulted from a combination of an increase in average balance of $85.2 million to $211.6 million, partially offset by a 10 basis point decrease in yield from 5.52% for the three months ended September 30, 2003 to 5.42% for the three months ended September 30, 2004.  Of the increase in other loans, $78.8 million is attributed to commercial loans, which increased 79.6%, to $177.8 million for the three months ended September 30, 2004 from $99.0 million for the comparable period in 2003.  Interest income from investment securities including stock in the Federal Home Loan Bank of Chicago, mortgage-backed securities and short-term deposits increased $55,000 to $1.4 million for the three months ended September 30, 2004, compared with the same period in 2003.  The average balance decreased $22,000 and the yield increased 20 basis points from 4.29% for the three months ended September 30, 2003 to 4.49% for the three months ended September 30, 2004.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense increased by $614,000, or 11.4%, to $6.0 million for the three months ended September 30, 2004, compared to the same period in 2003.  This increase resulted from an increase in the average balance of interest-bearing liabilities, offset by a decrease in the average rate paid on those interest-bearing liabilities.  The average balance of interest-bearing liabilities increased by $107.7 million, or 14.6%, to $844.9 million for the three months ended September 30, 2004 from $737.2 million for the three months ended September 30, 2003.  This change reflects a $72.7 million increase in deposit accounts, which is attributable to a $4.1 million increase in passbook savings accounts, a $83.0 million increase in certificates of deposit and a $1.9 million increase in NOW accounts.  These increases were partially offset by a decrease of $16.3 million in money market accounts.  In addition, borrowings increased $34.9 million to $225.3 million for the three months ended September 30, 2004 from $190.4 million for the comparable period in 2003.  The average rate paid on combined deposits and borrowed money decreased by 8 basis points to 2.84% for the three months ended September 30, 2004 from 2.92% for the three months ended September 30, 2003.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $88,000, or 1.5%, to $5.8 million for the three months ended September 30, 2004 from $5.9 million for the comparable period in 2003.  The average balance of interest-earning assets increased $105.6 million for the three months ended September 30, 2004 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of increases in the average balance of mortgage loans of $20.3 million, $8.5 million in investment securities and an $85.2 million increase in other loans.  These increases were partially offset by an $8.1 million decrease in cash and cash equivalents and a $1.3 million decrease in mortgage-backed securities.  The tax equivalent net interest margin as a percent of interest-earning assets decreased by 36 basis points to 2.60% for the three months ended September 30, 2004 from 2.96% for the comparable period in 2003.  The Bank continues to experience margin compression as a result of the recent interest rate environment and efforts to reduce interest rate risk.  These efforts included the sale of approximately $32.7 million of fixed rate mortgage loans in 2004.  Increasing the net interest margin is dependent on the Bank’s ability to generate higher-yielding assets and lower-cost deposits.  Management continues to closely monitor the net interest margin.

Provision for Loan Losses.  The provision for loan losses increased by $70,000, to $210,000 for the three months ended September 30, 2004 from $140,000 in 2003.  The increase in the provision for loan losses is primarily due to the increased risk in the loan portfolio based on a greater emphasis placed on commercial lending, which is generally considered to involve a higher degree of risk.  At September 30, 2004, December 31, 2003 and September 30, 2003, non-performing loans totaled $2.5 million, $2.8 million and $2.9 million, respectively.  At September 30, 2004, the ratio of the allowance for loan losses to non-performing loans was 168.2% compared to 135.7% at December 31, 2003 and 126.1% at September 30, 2003.  The ratio of the allowance to total loans was 0.54%, 0.52% and 0.51%, at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.  Charge-offs for the three months ended September 30, 2004 totaled $3,000.  There were no charge-offs for the three months ended September 30, 2003.  Management periodically performs an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $1.3 million and $1.5 million for the three months ended September 30, 2004 and 2003, respectively.  The decrease in noninterest income is primarily attributable to decreases of $290,000 in gain on sale of securities and $71,000 in revenues generated by Computer Dynamics Group, Inc. (“CDGI”).  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for CDGI’s services.  These decreases were partially offset by increases of $222,000 in service fees,

$15,000 in insurance and brokerage commissions and $16,000 in gain on sale of loans.  Service fees increased primarily due to the growth in the number of deposit accounts.

Noninterest Expense.  Noninterest expense increased $779,000, to $5.3 million for the three months ended September 30, 2004 from $4.6 million for the comparable period in 2003.  Of this increase, $424,000 was due to a non-recurring charge related to the Company’s majority-owned subsidiary CDGI.  The Company was informed in October of the bankruptcy filing of its minority partner in CDGI.  Accordingly, a receivable from the minority owner totaling $265,000 was written-off.  Additionally, upon notification of the bankruptcy, the Company recorded its investment in CDGI as a wholly-owned subsidiary, which resulted in a $159,000 charge to expense to eliminate the minority interest.  In addition, expenses relating to professional audit and outsourced internal audit fees increased $59,000, advertising increased $90,000 and data processing expenses increased $65,000 from the comparable period in 2003.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $351,000 and $889,000 for the three months ended September 30, 2004 and 2003, respectively.  The decrease in income tax expense was primarily the result of a decrease in income before income taxes and minority interest of $1.1 million to $1.6 million for three months ended September 30, 2004 from $2.7 million for the comparable prior year period.  The effective tax rate was 22.4% and 32.9% for the three months ended September 30, 2004 and 2003, respectively.  The decrease in the effective tax rate is due to tax benefits received from the exercise of nonqualified stock options, increases in bank owned life insurance and municipal securities, for which the related income is non-taxable.

Comparison of Operating Results For the Nine Months Ended September 30, 2004 and 2003

General.  The Company’s net income decreased $711,000, or 13.1%, to $4.7 million for the nine months ended September 30, 2004 as compared to the prior year period.

Interest Income.  Interest income increased $206,000, or 1.0%, to $34.5 million for the nine months ended September 30, 2004, compared to the same period in 2003.  This increase resulted from an increase in the average balance of interest-earning assets, partially offset by a decrease in the average rate earned on interest-earning assets.  The average balance of interest-earning assets increased by $101.7 million, or 12.9%, to $892.6 million for the nine months ended September 30, 2004 from $790.9 million for the comparable period in 2003.  This increase resulted primarily from an increase in the average balance of loans receivable of $105.6 million from $650.1 million for the nine months ended September 30, 2003 to $755.7 million for the nine months ended September 30, 2004.  The average yield on interest-earning assets decreased by 67 basis points to 5.22% for the nine months ended September 30, 2004 from 5.89% for the nine months ended September 30, 2003

Mortgage loan interest income decreased by $2.2 million for the nine months ended September 30, 2004 compared with the same period in 2003.  The average balance of mortgage loans increased $30.2 million, while the mortgage loan yield decreased by 85 basis points from

6.27% to 5.42%.  Interest income from other loans increased $2.6 million for the nine months ended September 30, 2004.  This increase resulted from a combination of an increase in the average balance of $75.4 million, partially offset by a 50 basis point decrease in yield from 5.78% for the nine months ended September 30, 2003 to 5.28% for the nine months ended September 30, 2004.  Of the increase in other loans, $68.7 million is attributed to commercial loans, which increased 82.4%, to $152.1 million for the nine months ended September 30, 2004 from $83.4 million for the comparable period in 2003.  Interest income from investment securities including stock in the Federal Home Loan Bank of Chicago, mortgage-backed securities and short-term deposits decreased $147,000 to $4.0 million for the nine months ended September 30, 2004, compared with the same period in 2003.  The average balance decreased $3.8 million and the yield decreased 21 basis points from 4.49% for the nine months ended September 30, 2003 to 4.28% for the nine months ended September 30, 2004.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense increased $614,000, or 3.8%, to $16.8 million for the nine months ended June 30, 2004 compared to the same period in 2003.  There was an increase in the average balance of interest-bearing liabilities, and a decrease in the average rate paid on those interest-bearing liabilities for the nine months ended September 30, 2004 from the nine months ended September 30, 2003.  The average balance of interest-bearing liabilities increased by $100.9 million, or 14.3%, to $806.3 million for the nine months ended September 30, 2004 from $705.4 million for the nine months ended September 30, 2003.  This change reflects a $75.3 million increase in deposit accounts, which is attributable to a $14.1 million increase in passbook savings accounts, a $65.3 million increase in certificates of deposit and a $4.0 million increase in NOW accounts.  These increases were partially offset by a decrease of $8.1 million in money market accounts.  In addition, borrowings increased $25.5 million to $209.9 million for the nine months ended September 30, 2004 from $184.4 million for the comparable period in 2003.  The average rate paid on combined deposits and borrowed money decreased by 28 basis points to 2.78% for the nine months ended September 30, 2004 from 3.06% for the nine months ended September 30, 2003.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $408,000, or 2.3%, to $17.7 million for the nine months ended September 30, 2004 from $18.1 million for the comparable period in 2003.  The average balance of interest-earning assets increased $101.8 million for the nine months ended September 30, 2004 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of increases in the average balance of mortgage loans of $30.2 million and a $75.4 million increase in other loans.  These increases were partially offset by a $3.7 million decrease in mortgage-backed securities.  The tax equivalent net interest margin as a percent of interest-earning assets decreased by 45 basis points to 2.71% for the nine months ended September 30, 2004 from 3.16% for the comparable period in 2003.  The Bank continues to experience margin compression as a result of the recent interest rate environment and efforts to reduce interest rate risk.  These efforts included the sale of approximately $32.7 million of fixed rate mortgage loans in 2004.  Increasing the net interest margin is dependent on the Bank’s ability to generate higher-yielding assets and lower-cost deposits.  Management continues to closely monitor the net interest margin.

Provision for Loan Losses.  The provision for loan losses increased by $87,000, to $550,000 for the nine months ended September 30, 2004 from $463,000 in 2003.  The increase in the provision for loan losses is primarily due to the increased risk in the loan portfolio based on a greater emphasis placed on commercial lending, which is generally considered to involve a higher degree of risk.  At September 30, 2004, December 31, 2003 and September 30, 2003, non-performing loans totaled $2.5 million, $2.8 million and $2.9 million, respectively.  At September 30, 2004, the ratio of the allowance for loan losses to non-performing loans was 168.2% compared to 135.7% at December 31, 2003 and 126.1% at September 30, 2003.  The ratio of the allowance to total loans was 0.54%, 0.52% and 0.51%, at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.  Charge-offs for the nine months ended September 30, 2004 totaled $18,000.  There were no charge-offs for the nine months ended September 30, 2003.  Management periodically performs an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $4.4 million and $4.2 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in noninterest income is primarily attributable to increases of $525,000 in service fees, $243,000 in insurance and brokerage commissions, $149,000 in gain on sale of property, which was a building previously occupied by the Bank and $122,000 in gain on sale of loans.  Service fees increased primarily due to the growth in number of deposit accounts.  Insurance and brokerage commissions increased primarily due to the hiring of three additional salespeople during the third quarter of 2003.  These increases were partially offset by decreases of $332,000 in revenues generated by CDGI and $567,000 in gain on sale of securities.  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for CDGI’s services.

Noninterest Expense.  Noninterest expense increased $1.3 million, to $15.1 million for the nine months ended September 30, 2004 from $13.8 million for the comparable period in 2003.  As previously discussed, $424,000 of the increase is due to a non-recurring charge related to the Company’s majority-owned subsidiary CDGI.  In addition, $274,000 was directly related to compensation and benefits, $156,000 is related to data processing, $168,000 is related to advertising and $162,000 is related to professional audit and outsourced internal audit fees.  The increase in compensation and benefits is primarily due to a combination of annual salary increases and the addition of staff.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $1.7 million and $2.8 million for the nine months ended September 30, 2004 and 2003, respectively.  The decrease in income tax expense was primarily the result of a decrease in income before income taxes and minority interest of $1.6 million to $6.5 million for nine months ended September 30, 2004 from $8.1 million for the comparable prior year period.  The effective tax rate was 26.8% and 34.0% for the nine months ended September 30, 2004 and 2003, respectively.  The decrease in the effective tax rate is due to tax benefits received from the exercise of nonqualified stock options, increases in bank owned life insurance and municipal securities, for which the related income is non-taxable.

Liquidity and Capital Resources

The Company’s primary source of funding for dividends and periodic stock repurchases have been dividends from the Bank.  The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the Office of Thrift Supervision regulations.

The Bank’s primary sources of funds are savings deposits, proceeds from the principal and interest payments on loans, proceeds from the maturity of securities and borrowings from the FHLB-Chicago. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Bank are the origination and purchase of primarily residential one-to-four-family loans, the purchase of mortgage-backed securities and, to a lesser extent, multi-family and commercial real estate, construction and land, commercial and consumer loans.  In addition, the Bank purchases loans, secured by single-family, multi-family and commercial real estate.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by the local competitors and other factors.

In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market.  As of September 30, 2004, the Company repurchased a total of 3,087,081 shares of the Company’s common stock at an average price per share of $12.11 since becoming a public company in 1998.  There currently is no formal repurchase plan in place and there were no shares repurchased during the three months ended September 30, 2004.

The Bank’s most liquid assets are cash and interest-bearing demand accounts. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.  At September 30, 2004, cash and interest-bearing demand accounts totaled $33.6 million, or 3.4% of total assets.

See the “Consolidated Statements of Cash Flows” in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the nine months ended September 30, 2004 and 2003.

At September 30, 2004, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank’s regulatory capital ratios at September 30, 2004:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2004:
Total capital (to risk weighted assets)	$78,126,000	10.83%	$57,704,000	8.0%	$72,130,000	10.0%
Tier I capital (to risk weighted assets)	76,844,000	10.65	28,852,000	4.0	43,278,000	6.0
Tier I capital (to average assets)	76,844,000	7.79	39,470,000	4.0	49,338,000	5.0

At September 30, 2004, the Company had a Total Capital to Total Assets ratio of 8.33%.

On September 15, 2004, the Company announced its third quarter dividend of $0.1550 per share.  The dividend was paid on October 12, 2004 to stockholders of record on September 30, 2004.

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

The Bank’s standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business.  Standby letters of credit are collateralized by mortgages, savings accounts or liens on business assets.  The fair value of standby letters of credit approximates the amount of recorded related fees, which are not considered material.  The maximum risk of accounting loss for these items, which is represented by the total commitment outstanding, totaled $13.9 million at September 30, 2004.

At September 30, 2004 and December 31, 2003, the bank had the following commitments to extend credit:

	September 30, 2004	December 31, 2003
First mortgage loans	$6,208,000	$7,306,000
Construction loans	2,080,000	4,210,000
Unused lines of credit	34,985,000	42,342,000
Standby letters of credit	13,913,000	5,434,000

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

In March 2004, the FASB reached a consensus on EITF 03-1,  “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).  EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary.  EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments.  The impairment accounting guidance was to become effective for reporting periods beginning after June 15, 2004.  The new disclosure requirements are effective for annual reporting periods after June 15, 2004.  In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued.  We do not expect the adoption of the impairment guidance contained in EITF 03-1 to have a material impact on our financial position or results of operations.

Average Balance Sheet

The following tables set forth certain information relating to the Bank for the three and nine months ended September 30, 2004 and 2003, respectively.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs.  Average balances are derived from average monthly balances.  The yields and costs include fees, which are considered adjustments to yields.  Tax exempt income has been calculated on a tax equivalent basis using a tax rate of 34% and amounted to $211,000 and $195,000 for the three months ended September 30, 2004 and 2003 and $413,000 and $610,000 for the nine months ended September 30, 2004 and 2003, respectively.

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
(in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$37,386	223	2.39%	44,510	202	1.82%
Investment securities	91,653	1,253	5.47%	83,181	1,195	5.75%
Mortgage-backed securities	11,209	98	3.50%	12,534	107	3.41%
Mortgage loans	579,520	7,609	5.25%	559,186	8,259	5.91%
Other loans	211,637	2,866	5.42%	126,390	1,745	5.52%
Total interest earning assets	931,405	12,049	5.17%	825,801	11,508	5.57%
Noninterest earning assets	58,224			51,559
Total assets	$989,629			877,360
Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$131,786	547	1.66%	148,128	642	1.73%
Passbook savings accounts	129,961	467	1.44%	125,827	462	1.47%
NOW Accounts	38,890	48	0.49%	36,991	68	0.74%
Certificates of deposit	318,903	2,330	2.92%	235,894	1,846	3.13%
Total deposits	619,540	3,392	2.19%	546,840	3,018	2.21%
FHLB Advances	225,333	2,612	4.64%	190,366	2,372	4.98%
Total interest-bearing liabilities	844,873	6,004	2.84%	737,206	5,390	2.92%
Noninterest-bearing liabilities	63,426			63,048
Total liabilities	908,299			800,254
Total stockholders’ equity	81,330			77,106
Total liabilities and stockholders’ equity	$989,629			877,360
Net interest income before provision for loan losses		6,045			6,118
Interest rate spread			2.33%			2.65%
Net interest margin as a percent of interest earning assets			2.60			2.96%
Ratio of interest-earning assets to interest-bearing liabilities			110.24%			112.02%

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
(in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$38,806	633	2.17%	38,511	536	1.86%
Investment securities	87,121	3,463	5.30%	87,528	3,789	5.77%
Mortgage-backed securities	11,001	302	3.66%	14,728	415	3.76%
Mortgage loans	571,123	23,220	5.42%	540,907	25,449	6.27%
Other loans	184,574	7,313	5.28%	109,193	4,732	5.78%
Total interest earning assets	892,625	34,931	5.22%	790,867	34,921	5.89%
Noninterest earning assets	54,947			46,369
Total assets	$947,572			837,236
Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$138,394	1,675	1.61%	146,530	2,103	1.91%
Passbook savings accounts	131,075	1,370	1.39%	116,937	1,419	1.62%
NOW Accounts	39,393	145	0.49%	35,344	210	0.80%
Certificates of deposit	287,563	6,243	2.89%	222,261	5,506	3.30%
Total deposits	596,425	9,433	2.11%	521,072	9,238	2.36%
FHLB Advances	209,900	7,370	4.68%	184,367	6,951	5.03%
Total interest-bearing liabilities	806,325	16,803	2.78%	705,439	16,189	3.06%
Noninterest-bearing liabilities	60,523			55,765
Total liabilities	866,848			761,204
Total stockholders’ equity	80,724			76,032
Total liabilities and stockholders’ equity	$947,572			837,236
Net interest income before provision for loan losses		18,128			18,732
Interest rate spread			2.44%			2.83%
Net interest margin as a percent of interest earning assets			2.71%			3.16%
Ratio of interest-earning assets to interest-bearing liabilities			110.70%			112.11%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates.  The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 3% increase or 1% decrease in rates, whichever produces a larger decline.  The higher the institution’s Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be.  The following NPV Table sets forth the Bank’s NPV as of September 30, 2004.

Change in Interest Rates in Basis Points	Net Portfolio Value			NPV as % of Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	% Change
	(In thousands)
+300	$47,284	$(32,584)	(40.80)%	4.85%	(38.45)%
+200	59,533	(20,335)	(25.46)	6.03	(23.48)
+100	73,453	(6,415)	(8.03)	7.33	(6.98)
Static	79,868	—	—	7.88	—
-100	77,201	(2,667)	(3.34)	7.59	(3.68)

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

Item 4.    Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                                                             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                             Defaults Upon Senior Securities.

None.

Item 4.                                                             Submission of Matters to a Vote of Security Holders.

None.

Item 5.                                                             Other Information.

None.

Item 6.                                                             Exhibits

(a)                                  Exhibits

3.1	Certificate of Incorporation of EFC Bancorp, Inc. *
3.2	Bylaws of EFC Bancorp, Inc. *
4.0	Specimen Stock Certificate of EFC Bancorp, Inc. *
10.1	The EFS Bank Supplemental Executive Retirement Agreement between EFS Bank and Randy C. Blackburn (filed herewith)
10.2	The EFS Bank Supplemental Executive Retirement Agreement between EFS Bank and Eric J. Wedeen (filed herewith)
11.0	Statement re: Computation of Per Share Earnings Incorporated herein by reference to Note 3 to the unaudited consolidated financial statements.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

EFC BANCORP, INC.

Dated:	November 12, 2004	By:	/s/ Barrett J. O’Connor
Barrett J. O’Connor Chief Executive Officer (Principal executive officer)

Dated:	November 12, 2004	By:	/s/ Eric J. Wedeen
Eric J. Wedeen Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)