Form 10-K
period 2004-12-31
EFC BANCORP INC
filed 2005-03-17
CIK 1047947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant was $73,300,000 based upon the average bid and asked price of such common equity as of the last business day of registrant’s most recently completed second fiscal quarter.

The number of shares of Common Stock outstanding as of March 7, 2005 is 4,759,513.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report and Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part II and III of this Form 10-K.

INDEX

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

PART I

Item 1. Business.

General

EFC Bancorp, Inc. (also referred to as the “Company” or “Registrant”), was incorporated under Delaware law in October 1997.  The Registrant was formed to acquire Elgin Financial Savings Bank and subsidiaries, Elgin, Illinois, (the “Bank”) as part of the Bank’s conversion from a mutual to a stock form of organization (the “Conversion”).  In connection with the Conversion, the Company issued an aggregate of 7,491,434 shares of its common stock, par value $0.01 per share (“Common Stock”) at a purchase price of $10 per share, of which 6,936,513 shares were issued in a subscription offering and 554,921 shares were issued to the Elgin Financial Foundation (the “Foundation”), now known as EFS Foundation, a charitable foundation established by the Bank.  The Company received approval to become a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”) and the Securities and Exchange Commission (“SEC”).  The Company’s acquisition of the Bank occurred on April 3, 1998.

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

Market Area

Headquartered in largely suburban Kane County, Illinois, the Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves.  The Bank currently operates four full-service banking facilities in Elgin and five full service facilities located in West Dundee, East Dundee, Huntley, Carpentersville and St. Charles, Illinois.  The Bank’s primary lending and deposit gathering area is concentrated around the areas where its full-service banking facilities are located which the Bank generally considers to be its primary market area.

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

The Bank’s loan portfolio primarily consists of first mortgage loans secured by one- to four-family residences most of which are located in its primary market area.  At December 31, 2004, the Bank’s gross loan portfolio totaled $812.5 million, of which $503.8 million were one- to four-family residential mortgage loans, or 62.0% of total loans.  At such date, the remainder of the loan portfolio consisted of $55.3 million of multi-family loans, or 6.8% of total loans; $131.0 million of commercial real estate loans, or 16.1% of total loans; $44.1 million of construction and land loans, or 5.4% of total loans; $39.4 million of commercial loans, or 4.9% of total loans; and $39.0 million of consumer loans, or 4.8% of total loans, consisting of $31.7 million of home equity lines of credit, $5.6 million of secured and unsecured personal loans and $1.7 million of automobile loans.  The Bank sold loans totaling $42.7 million and $20.8 million during the years ended December 31, 2004 and December 31, 2003, respectively.  At December 31, 2004, 53.0% of the Bank’s mortgage loans had adjustable interest rates, most of which were indexed to the one year Constant Maturity Treasury (“CMT”) Index.

The following table sets forth the composition of the Bank’s loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$503,755	62.0%	$466,931	64.8%	$405,953	67.6%	$375,452	69.6%	$326,739	70.7%
Multi-family	55,269	6.8	52,249	7.3	42,498	7.1	58,093	10.8	50,965	11.0
Commercial real estate	131,043	16.1	109,426	15.2	52,155	8.7	42,813	7.9	29,729	6.5
Construction and land	44,121	5.4	36,356	5.0	41,323	6.9	16,285	3.0	16,025	3.5
Total mortgage loans	734,188	90.3	664,962	92.3	541,929	90.3	492,643	91.3	423,458	91.7
Other loans:
Home equity loans	31,654	3.9	27,497	3.8	21,160	3.5	14,689	2.7	11,972	2.6
Commercial	39,416	4.9	22,603	3.1	33,315	5.6	30,046	5.6	25,240	5.5
Auto loans	1,693.2		1,471.2		1,116.2		764.1		615.1
Loans on savings accounts	284	—	229	—	1,017.1		335.1		216	—
Other	5,291.7		4,066.6		1,889.3		1,160.2		455.1
Total other loans	78,338	9.7	55,866	7.7	58,497	9.7	46,994	8.7	38,498	8.3
Total loans receivable	812,526	100.0%	720,828	100.0%	600,426	100.0%	539,637	100.0%	461,956	100.0%
Less:
Deferred loan fees, net	196		190		247		311		280
Allowance for loan losses	4,496		3,754		3,141		2,255		1,881
Loans receivable, net	$807,834		$716,884		$597,038		$537,071		$459,795

Loan Originations.  The Bank’s mortgage lending activities are conducted by its loan personnel operating at its nine branch offices as well as through participation and loan acquisition programs.  All loans originated by the Bank are underwritten by the Bank pursuant to the Bank’s policies and procedures.  The Bank originates both adjustable-rate and fixed-rate mortgage loans, commercial loans, and consumer loans.  The Bank’s ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.  It is the general policy of the Bank to retain loans originated in its portfolio.

During the years ended December 31, 2004 and 2003, the Bank originated $12.0 million and $93.6 million of fixed-rate one- to four-family residential mortgage loans, respectively, and for the years ended December 31, 2004 and 2003, the Bank originated $84.2 million and $62.5 million of adjustable-rate one- to four-family residential mortgage loans, respectively, all of which were retained by the Bank.  Based upon the Bank’s investment needs and market opportunities, the Bank participates and purchases loans, consisting of one-to-four family, multi-family and commercial real estate mortgage loans, and construction loans secured by property located in Illinois, southern Wisconsin and, to a lesser extent, in Minnesota, and had $192.2 million of purchased loan participation interests at December 31, 2004.

The following tables set forth the Bank’s loan originations, purchases and principal repayments for the periods indicated.  All loans originated by the Bank are generally held for investment.

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Gross loans (1):
Balance outstanding at beginning of period	$720,828	$600,426	$539,637
Loans originated (2):
One-to four-family residential	96,202	156,087	103,136
Multi-family	13,957	3,537	7,015
Commercial real estate	46,681	76,666	4,111
Construction and land	59,526	19,383	31,023
Home equity	24,756	27,402	18,240
Commercial business	49,985	8,915	9,102
Auto loans	807	1,016	881
Loans on savings accounts	247	221	1,141
Other	9,991	6,333	4,535
Total loans originated	302,152	299,560	179,184
Loans purchased	75,815	110,231	79,620
Total loans originated and purchased	377,967	409,791	258,804
Less:
Principal repayments	(240,682)	(268,417)	(178,008)
Loans sold	(42,693)	(20,838)	(13,217)
Transfers to real estate owned	—	—	(1,986)
Change in loans in process	(2,894)	(134)	(4,804)
Total loans receivable at end of period	$812,526	$720,828	$600,426

(1)   Gross loans exclude unearned discounts, deferred loan fees and the allowance for loan losses.

(2)   Amounts for each period include loans in process at period end.

Loan Maturity and Repricing.  The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2004.  The table does not include prepayments, scheduled principal amortization or repricing of adjustable rate loans.  Prepayments and scheduled principal amortization on mortgage loans totaled $240.7 million, $268.4 million and $178.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

	At December 31, 2004
	One- to Four- Family	Multi- Family	Commercial Real Estate	Construction and Land	Home Equity	Commercial Business	Auto Loans	Loans on Savings Accounts	Other	Total Loans Receivable
	(In thousands)
Amounts due:

Within one year	$6,531	$5,450	$8,758	$13,111	$1,333	$25,500	$39	$232	$3,827	$64,781
After one year:
More than one year to three years	11,916	10,602	27,361	25,430	2,562	1,533	1,249	52	313	81,018
More than three years to five years	20,488	14,805	69,039	2,632	1,097	11,424	393	—	320	120,198
More than five years to 10 Years	14,038	12,267	17,568	2,840	7,980	959	12	—	99	55,763
More than 10 years to 20 Years	120,254	2,885	6,721	108	18,682	—	—	—	732	149,382
More than 20 years	330,528	9,260	1,596	—	—	—	—	—	—	341,384
Total due after December 31, 2005	497,224	49,819	122,285	31,010	30,321	13,916	1,654	52	1,464	747,745
Total amount due (gross)	$503,755	$55,269	$131,043	$44,121	$31,654	$39,416	$1,693	$284	$5,291	812,526
Less:
Deferred loan fees, net										196
Allowance for loan losses										4,496
Total loans, net										$807,834

 The following table sets forth at December 31, 2004, the dollar amount of gross loans receivable contractually due after December 31, 2005, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2005
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One- to four-family	$217,212	$280,012	$497,224
Multi-family	30,920	18,899	49,819
Commercial real estate	77,345	44,940	122,285
Construction and land	4,443	26,567	31,010
Total mortgage loans	329,920	370,418	700,338
Home equity	—	30,321	30,321
Commercial	8,465	5,451	13,916
Auto loans	1,654	—	1,654
Loans on savings accounts	52	—	52
Other	929	535	1,464
Total loans	$341,020	$406,725	$747,745

One- to Four-Family Lending.  The Bank currently offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans with maturities up to 30 years secured by one- to four-family residences which are generally located in the Bank’s primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank’s in-house loan representatives, mortgage brokers, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys.  At December 31, 2004, the Bank’s one- to four-family mortgage loans totaled $503.8 million, or 62.0%, of total loans.  Of the one- to four-family mortgage loans outstanding at that date, 47.1% were fixed-rate mortgage loans and 52.9% were ARM loans.

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

The Bank has also purchased one-to-four family first mortgage loans generally out of our primary market area.  As of December 31, 2004, the Bank had $123.1 million of these loans.  In addition, the Bank sold loans totaling $42.7 million and $20.8 million for the years ended December 31, 2004 and 2003, respectively.

Multi-Family and Commercial Real Estate Lending.  The Bank originates multi-family and commercial real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities located in the Bank’s primary market area.  The Bank’s multi-family and commercial real estate underwriting policies provide that such real estate loans may be made in amounts up to 80% of the appraised value of the property, subject to the Bank’s current loans-to-one-borrower limit, which at December 31, 2004 was $20.9 million.  The Bank’s multi-family and commercial real estate loans may be made with terms up to 25 years and are offered with interest rates that adjust periodically.  In reaching its decision on whether to make a multi-family or commercial real estate loan, the Bank considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. The Bank has generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.  Environmental impact surveys are generally required for all commercial real estate loans.  Generally, all multi-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals.  On an exception basis, the Bank may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and the amount of the down payment and other mitigating circumstances.  The Bank continues to emphasize commercial real estate lending.  The Bank’s multi-family real estate loan portfolio at December 31, 2004 was $55.3 million, or 6.8% of total loans, and the Bank’s commercial real estate loan portfolio at such date was $131.0 million, or 16.1% of total loans.  This compares to $52.2 million and $109.4 million at December 31, 2003, respectively.  The largest multi-family or commercial real estate loan in the Bank’s portfolio (excluding loan participation interests) at December 31, 2004 was a $6.4 million performing commercial real estate loan secured by commercial type property located in Elgin, Illinois.

The Bank also purchases up to 90% participation interests in multi-family, commercial real estate and construction loans secured by real estate, most of which is located outside of the Bank’s primary market area in southern Wisconsin and Minnesota.  When determining whether to participate in such loans, the Bank will underwrite its participation interest according to its own underwriting standards. The Bank will generally hedge against participating in problematic loans by participating in those loans that have been in existence for at least one to two years and, accordingly, possess an established payment history.  At December 31, 2004, the Bank had $25.0 million in multi-family real estate loan participation interests, or 45.2% of multi-family loans and 3.1% of total loans.  In addition, the Bank had $43.9 million in commercial real estate loan participation interests as of the same date.

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

The Bank originated $59.5 million, $19.4 million and $31.0 million of construction and land loans for the years ended December 31, 2004, 2003 and 2002, respectively.  At December 31, 2004, the Bank’s largest construction or land loan was a performing loan with a $8.8 million balance secured by 36 acres of vacant land for development in Algonquin, Illinois.  This loan was granted to a joint venture, of which the Bank’s wholly-owned subsidiary, EFS Service Corporation, is involved.  For more information see the Subsidiary Activities section of this report.  At December 31, 2004, the Bank had $44.1 million of construction and land loans, which amounted to 5.4% of the Bank’s total loans.

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

Commercial Business Lending.  The Bank also originates commercial business loans in the forms of term loans and lines of credit to small- and medium-sized businesses operating in the Bank’s primary market area.  Equipment, leases, inventory, accounts receivable, and marketable securities generally secure such loans; however, the Bank also makes unsecured commercial business loans.  The maximum amount of a commercial business loan is limited by the Bank’s loans-to-one-borrower limit which, at December 31, 2004, was $20.9 million.  Depending on the collateral used to secure the loans, commercial loans are made in amounts up to 80% of the value of the property securing the loan.  Term loans are generally offered with fixed rates of interest and terms of up to 10 years.  All term loans fully amortize during the term of such loan.  Business lines of credit have adjustable rates of interest and terms of up to one year.  Business lines of credit adjust on a daily basis and are indexed to the prime rate as published in The Wall Street Journal.  The Bank also issues both secured and unsecured letters of credit to business customers of the Bank.  Acceptable collateral includes an assigned deposit account with the Bank, real estate or marketable securities.  Letters of credit have a maximum term of 36 months.

In making commercial business loans, the Bank considers primarily the financial resources of the borrower, the borrower’s ability to repay the loan out of net operating income, the Bank’s lending history with the borrower and the value of the collateral.  Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required.  However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and other mitigating circumstances.  The Bank continues to emphasize commercial business loans.  The Bank’s largest commercial loan at December 31, 2004 was $5.2 million.  At such date, the Bank had $61.4 million of unadvanced commercial lines of credit.  At December 31, 2004, the Bank had $39.4 million of commercial business loans, which amounted to 4.9% of the Bank’s total loans.  The Bank originated $50.0 million, $8.9 million and $9.1 million in commercial business loans for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Consumer Lending. Consumer loans at December 31, 2004 amounted to $39.0 million, or 4.8% of the Bank’s total loans, and consisted primarily of home equity lines of credit and, to a significantly lesser extent, secured and unsecured personal loans and new and used automobile loans.  Such loans are generally originated in the Bank’s primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles.

Substantially all of the Bank’s home equity lines of credit are secured by second mortgages on owner-occupied single-family residences located in the Bank’s primary market area.  At December 31, 2004, these loans totaled $31.7 million, or 3.9% of the Bank’s total loans and 80.1% of consumer loans.  Home equity lines of credit generally have adjustable-rates of interest, which adjust on a monthly basis.  The unused home equity lines of credit totaled $34.5 million at December 31, 2004.  The adjustable-rate of interest charged on such loans is indexed to the prime rate as reported in The Wall Street Journal.  Home equity lines of credit generally have an 18% lifetime limit on interest rates.  Generally, the maximum combined LTV ratio on home equity lines of credit is 89.9%.  The underwriting standards employed by the Bank for home equity lines of credit include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income.  Creditworthiness of the applicant is of primary consideration.

The Bank also originates other types of consumer loans consisting of secured and unsecured personal loans and new and used automobile loans.  Secured personal loans are generally secured by deposit accounts.  Unsecured personal loans generally have a maximum borrowing limitation of $25,000 and generally require a debt ratio of 38%.  Automobile loans have a maximum borrowing limitation of 80% of the sale price of the automobile, except that existing customers of the Bank who meet certain underwriting criteria may borrow up to 100% of the sale price of the automobile.  At December 31, 2004, personal loans (both secured and unsecured) totaled $5.6 million or 0.7% of the Bank’s total loans and 14.3% of consumer loans; and automobile loans totaled $1.7 million, or 0.2% of total loans and 4.4% of consumer loans.

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

Loans-to-One Borrower Limitations.  The Illinois Savings Bank Act imposes limitations on the aggregate amount of loans that an Illinois chartered savings bank can make to any one borrower.  Under the Illinois Savings Bank Act the permissible amount of loans-to-one borrower is the greater of $500,000 (for a savings bank meeting its minimum capital requirements) or 25% of a savings bank’s total capital plus general loan loss reserves.  In addition, a savings bank may make loans in an amount equal to an additional 10% of the savings bank’s capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral.  Under Illinois law, a savings bank’s capital consists of capital stock and noncumulative perpetual preferred stock, related paid-in capital, retained earnings and other forms of capital deemed to be qualifying capital by the Federal Deposit Insurance Corporation (the “FDIC”).  Illinois law also permits an institution with capital in excess of 6% of assets to request permission of the Illinois Commissioner of Banks and Real Estate (the “Commissioner”) to lend up to 30% of the institution’s total capital and general loan loss reserves to one borrower for the development of residential housing properties within Illinois.  At

December 31, 2004, the Bank’s ordinary limit on loans-to-one borrower under the Illinois Savings Bank Act was $20.9 million.  The 30% limitation equaled $25.1 million at that date.  At December 31, 2004, the Bank’s five largest groups of loans-to-one borrower ranged from $9.6 million to $14.9 million, with the largest single loan in such groups being a $6.2 million loan for the construction of town homes located in Elgin, Illinois.  At December 31, 2004, there were no loans exceeding the 25% limitation.  A substantial portion of each large group of loans is secured by real estate.

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

Underwriting.  With respect to loans originated by the Bank, it is the general policy of the Bank to retain such loans in its portfolio.  The Bank does not have a policy of underwriting its loans in conformance with the Fannie Mae or Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines.  Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency.  If necessary, additional financial information may be required.  An appraisal of real estate intended to secure a proposed loan generally is required to be performed by the Bank’s “in-house” appraisers or outside appraisers approved by the Bank.  For proposed mortgage loans, the Board annually approves independent appraisers used by the Bank and approves the Bank’s appraisal policy.  The Bank’s policy is to obtain title and hazard insurance on all mortgage loans and flood insurance when necessary and the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes.

At December 31, 2004, the Bank’s ratio of nonperforming loans to total loans was 0.36%, and its ratio of nonperforming assets to total assets was 0.29%.  The Bank did not have any real estate owned at December 31, 2004.  Net charge-offs amounted to $18,000 in 2004.  There were no net charge-offs in 2003 and net charge-offs in 2002 totaled $14,000.  See “Delinquent Loans, Classified Assets and Real Estate Owned.”

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

Federal regulations and the Bank’s internal policies require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets.  The Bank currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets.  An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted.  Assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”  Loans classified Special Mention may have been delinquent in the past or had other weaknesses, however, in management’s judgment risk of loss is not probable.  This classification represents a watch list of loans for management to closely monitor.

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

The Bank reviews and classifies its assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis.  The Bank classifies its assets in accordance with the management guidelines described above.  At December 31, 2004, the Bank had $2.9 million of assets, representing 0.36% of loans receivable, or 0.29%, of assets, designated as Substandard.  No loans were classified as Doubtful, Loss, or Special Mention.

The following tables set forth delinquencies in the Bank’s loan portfolio past due 60 days or more:

	At December 31, 2004				At December 31, 2003
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	8	$979	7	$957	8	$1,014	9	$853
Commercial real estate	—	—	1	500	—	—	1	505
Consumer	2	5	3	23	5	18	3	14
Home equity	1	20	—	—	5	166	2	77
Commercial business	1	615	7	1,298	1	24	6	1,273
Total	12	$1,619	18	$2,778	19	$1,222	21	$2,722

Delinquent loans to total loans (1)		0.20%		0.34%		0.17%		0.38%

	At December 31, 2002
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	5	$354	7	$865
Commercial real estate	—	—	—	—
Consumer	—	—	3	47
Home equity	1	11	2	126
Commercial business	—	—	1	39

Total	6	$365	13	$1,077

Delinquent loans to total loans (1)		0.06%		0.18%

(1)   Total loans represent gross loans receivable less deferred loan fees and unearned discounts.

Nonperforming Assets.  The following table sets forth information regarding nonperforming loans and REO.  It is the general policy of the Bank to cease accruing interest on loans 90 days or more past due and to fully reserve for all previously accrued interest.  For each of the five years ended December 31, 2004, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $99,000 $82,000, $198,000, $187,000, and $89,000, respectively.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonperforming loans:
Mortgage loans:
One- to four-family	$1,091	$853	$865	$547	$864
Multi-family	—	—	—	—	—
Commercial real estate	500	505	—	1,623	3,505
Total mortgage loans	1,591	1,358	865	2,170	4,369
Other loans:
Home equity	20	89	126	—	—
Commercial business loans	1,298	1,297	1,358	402	148
Auto loans	7	22	8	8	15
Other	16	1	39	—	—
Total other loans	1,341	1,409	1,531	410	163
Total nonperforming loans	2,932	2,767	2,396	2,580	4,532
Real estate owned	—	—	1,986	—	540
Total nonperforming assets	$2,932	$2,767	$4,382	$2,580	$5,072
Nonperforming loans as a percent of loans (1)	0.36%	0.38%	0.40%	0.48%	0.98%
Nonperforming assets as a percent of total assets (2)	0.29%	0.31%	0.56%	0.38%	0.87%

(1)   Loans receivable, gross.

(2)   Nonperforming assets consist of nonperforming loans and REO.

Nonperforming loans totaled $2.9 million as of December 31, 2004, and included eight one- to four-family loans, with an aggregate balance of $1.1 million, one commercial real estate loan totaling $500,000, seven commercial business loans totaling $1.3 million, two automobile loans totaling $7,000, one consumer loan totaling $16,000 and one home equity line of credit totaling $20,000.

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

Management calculates a loan loss allowance sufficiency analysis quarterly based upon the loan portfolio composition, asset classifications, loan-to-value ratios, impairments in the loan portfolio and other factors.  The analysis is compared to actual losses, peer group comparisons and economic conditions.  As of December 31, 2004, the Bank’s allowance for loan losses was $4.5 million, or 0.56%, of total loans and 153.4% of nonperforming loans as compared to $3.8 million, or 0.52%, of total loans and 135.7% of nonperforming loans as of December 31, 2003.  The Bank had total nonperforming loans of $2.9 million at December 31, 2004 as compared to $2.8 million at December 31, 2003 and nonperforming loans to total loans of 0.36% and 0.39% at December 31, 2004 and 2003, respectively.  The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate.  Management believes that, based on information available at December 31, 2004, the Bank’s allowance for loan losses was adequate to cover probable losses inherent in its loan portfolio at that time.  Based upon the Bank’s plan to increase its emphasis on non-one- to four-family mortgage lending which consist of secured commercial loans which are generally considered to involve a higher degree of risk than one- to four-family mortgage lending, the Bank has and may continue to further increase its allowance for loan losses over future periods depending upon the then current conditions.  The percentage of one- to four-family loans to total loans decreased to 62.0% at December 31, 2004 from 64.8% at December 31, 2003.  At the same time, the percentage of commercial real estate loans to total loans increased to 16.1% at December 31, 2004 from 15.2% at December 31, 2003.  However, no assurances can be given that the Bank’s level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.  In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods set forth in the table.

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Balance at beginning of year	$3,754	$3,141	$2,255	$1,881	$1,545
Provision for loan losses	760	613	900	500	363
Charge-offs	(19)	—	(16)	(126)	(28)
Recoveries	1	—	2	—	1
Balance at end of year	$4,496	$3,754	$3,141	$2,255	$1,881
Allowance for loan losses as a percent of loans (1)	0.56%	0.52%	0.52%	0.42%	0.41%
Allowance for loan losses as a percent of nonperforming loans	153.4%	135.7%	131.1%	87.4%	41.5%

(1)   Loans receivable, gross.

The following tables set forth the Bank’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At December 31,
	2004			2003			2002			2001			2000
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$ 1,041	23.2%	62.0%	$ 987	26.3%	64.8%	$ 838	26.7%	67.6%	$ 765	33.9%	69.6%	$ 676	35.9%	70.7%
Multi-family	166	3.7	6.8	157	4.2	7.3	118	3.7	7.1	158	7.0	10.8	154	8.2	11.0
Commercial real estate	1,244	27.7	16.1	1,094	29.1	15.2	678	21.6	8.7	352	15.6	7.9	437	23.2	6.5
Construction and land	424	9.4	5.4	363	9.7	5.0	422	13.4	6.9	131	5.8	3.0	158	8.4	3.5
Home equity	96	2.1	3.9	283	7.5	3.8	223	7.1	3.5	147	6.5	2.7	120	6.4	2.6
Commercial business loans	1,288	28.6	4.9	698	18.6	3.1	666	21.2	5.6	575	25.5	5.6	276	14.7	5.5
Auto loans	35	0.8	0.2	33	0.9	0.2	24	0.8	0.2	17	0.8	0.1	15	0.8	0.1
Loans on savings accounts	—	—	—	—	—	—	—	—	0.1	—	—	0.1	—	—	—
Other	59	1.3	0.7	44	1.2	0.6	26	0.8	0.3	24	1.1	0.2	9	0.5	0.1
Unallocated	143	3.2	—	95	2.5	—	146	4.7	—	86	3.8	—	36	1.9	—
Total allowance for loan losses	$ 4,496	100.0%	100.0%	$ 3,754	100.0%	100.0%	$ 3,141	100.0%	100.0%	$ 2,255	100.0%	100.0%	$ 1,881	100.0%	100.0%

Real Estate Owned.  At December 31, 2004, the Bank did not have any real estate owned (“REO”).  When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell.  Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value.

Real Estate Held For Development.  On June 19, 2002, EFS Service Corporation, a wholly-owned subsidiary of the Bank, acquired approximately 16 acres of vacant land located in West Dundee, Illinois.  This land was developed into 29 home-sites for single-family residences.  On October 15, 2004, one of the model homes previously built was sold.  On November 15, 2004, 25 developed lots were sold to a local homebuilder.  As of December 31, 2004, this investment totaled $1.5 million and there were three homes in various stages of completion, one of which was under contract for sale.

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

Mortgage-Backed Securities.  The Bank currently purchases mortgage-backed securities in order to:  (i) generate positive interest rate spreads with minimal administrative expense; and (ii) lower its credit risk as a result of the guarantees provided by FHLMC, FNMA, and the Government National Mortgage Association (“GNMA”).  The Bank invests in mortgage-backed securities insured or guaranteed by FNMA, FHLMC and GNMA.  At December 31, 2004, mortgage-backed securities totaled $10.0 million, or 1.0%, of both total and interest earning assets, all of which were classified as available-for-sale.  At December 31, 2004, 7.9% of the mortgage-backed securities were backed by adjustable-rate loans and 92.1% were backed by fixed-rate loans.  The mortgage-backed securities portfolio had coupon rates ranging from 3.0% to 10.0% and had a weighted average yield of 4.06% at December 31, 2004.

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate that is less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although the Bank focuses its investments on mortgage-backed securities backed by single-family mortgages.  The issuers of such securities (generally U.S. Government agencies and government sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors such as the Bank and guarantee the payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank.  Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or in the event the issuer redeems such securities.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  The Bank estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio.  Of the Bank’s $10.0 million mortgage-backed securities portfolio at December 31, 2004, $25,000 with a weighted average yield of 9.53% had contractual maturities within five years and $10.0 million with a weighted average yield of 4.05% had contractual maturities over five years.  However, the actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities.  Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank’s mortgage-backed securities prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

U.S. Government Obligations.  At December 31, 2004, the Bank’s U.S. Government securities portfolio totaled $39.0 million, all of which were classified as available-for-sale.  Such portfolio primarily consists of medium-term (maturities of three to fifteen years) securities.

Municipal Securities.  At December 31, 2004, the Bank’s municipal security portfolio totaled $37.5 million and was classified as available-for-sale.  This portfolio consists of general obligations issued by municipalities.

Equity Investments.  At December 31, 2004, the Bank’s equity investment portfolio totaled $15.0 million, all of which were classified as available-for-sale.  The portfolio consists of $100,000 of common stock and $200,000 of preferred stock in a small privately held company specializing in interest rate risk management and web site design consulting and $9.8 million and $5.0 million of FNMA and FHLMC preferred stock, respectively.

Corporate Bonds.  At December 31, 2004, the Bank’s corporate bond portfolio totaled $1.3 million, all of which were classified as available-for-sale.  This portfolio consists of highly rated corporate debt issuances.

The following table sets forth the composition of the carrying value of the Bank’s available-for-sale investment and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

	At December 31,
	2004		2003		2002
		Percent		Percent		Percent
		of		of		of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Investment securities:

U.S. Government obligations
Equity investments	$39,018	37.9%	$36,064	35.8%	$32,842	31.8%
Municipal securities	15,047	14.6	15,512	15.4	10,521	10.2
Corporate bonds	37,483	36.5	33,650	33.4	35,608	34.5
Total investment securities	1,299	1.3	5,430	5.4	9,011	8.7
	92,847	90.3	90,656	89.9	87,982	85.2

Mortgage-backed securities:
FHLMC	1,473	1.4	3,044	3.0	6,734	6.5
GNMA	7,288	7.1	5,013	5.0	4,687	4.6
FNMA	1,216	1.2	2,108	2.1	3,835	3.7
Total mortgage-backed securities	9,977	9.7	10,165	10.1	15,256	14.8
Total securities	$102,824	100.0%	$100,821	100.0%	$103,238	100.0%

The following table sets forth the Bank’s securities activities for the periods indicated.  All investment securities in the Bank’s portfolio are classified as available-for-sale.  In the fourth quarter 2004, a $1.1 million other-than temporary impairment charge was recorded by the Company relating to it’s investment in FNMA preferred stock.

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)

Beginning balance	$100,821	$103,238	$82,471
Investment securities purchased	39,378	48,075	45,058
Mortgage-backed securities purchased	4,036	2,549	7,170
Less:
Sale of investment securities	9,961	15,350	—
Principal repayments on mortgage-backed securities	4,095	7,363	5,593
Maturities of investment securities	26,502	29,700	27,548
Impairment on securities	1,140	—	—
Gain on sale of investment securities	(511)	(816)	—
Net amortization of premium	(84)	(101)	(9)
Change in net unrealized gains (losses) on available-for-sale securities	140	1,343	(1,689)
Ending balance	$102,824	$100,821	$103,238

The following table sets forth at the dates indicated certain information regarding the amortized cost and market values of the Bank’s investment and mortgage-backed securities, all of which were classified as available-for-sale.

	At December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities:
U.S. Government obligations	$39,546	$39,018	$36,081	$36,064	$32,111	$32,842
Equity investments	15,095	15,047	16,238	15,512	10,247	10,521
Municipal securities	36,359	37,483	32,558	33,650	34,765	35,608
Corporate bonds	1,214	1,299	5,039	5,430	8,871	9,011
Total investment securities	92,214	92,847	89,916	90,656	85,994	87,982
Mortgage-backed securities:
GNMA	7,345	7,288	5,058	5,013	4,661	4,687
FNMA	1,201	1,216	2,081	2,108	3,796	3,835
FHLMC	1,478	1,473	3,040	3,044	6,718	6,734
Total mortgage-backed securities	10,024	9,977	10,179	10,165	15,175	15,256
Total securities	$102,238	$102,824	$100,095	$100,821	$101,169	$103,238

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank’s securities portfolio, excluding equity securities, all of which were classified as available-for-sale, as of December 31, 2004.  The yields on tax-exempt securities have not been calculated on a tax equivalent basis.

	At December 31, 2004
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

Mortgage-backed securities:

FHLMC	$—	—%	$—	—%	$127	7.65%	$1,347	4.40%	$1,474	4.68%
GNMA	—	—	25	9.53	137	9.02	7,125	3.47	7,287	3.60
FNMA	—	—	—	—	—	—	1,216	6.10	1,216	6.10
Total mortgage-backed securities	—	—	25	9.53	264	8.36	9,688	3.93	9,977	4.06
Municipal securities	265	3.40	832	4.04	10,078	4.19	26,308	5.47	37,483	5.08
Corporate bonds	—	—	1,299	8.20	—	—	—	—	1,299	8.20
U.S. Government Obligations	—	—	2,997	3.55	26,184	4.63	9,837	4.11	39,018	4.42
Total securities	$265	3.40	$5,128	4.81	$36,262	4.51	$36,145	5.10	$77,800	4.80

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

At December 31, 2004, the Bank’s deposits totaled $671.0 million, or 73.9%, of interest-bearing liabilities.  For the year ended December 31, 2004, the average balance of core deposits (savings, NOW, money market and non-interest-bearing checking accounts) totaled $322.1 million, or 52.1% of total average deposits.  At December 31, 2004, the Bank had a total of $322.8 million in certificates of deposit, of which $112.6 million had maturities of one year or less reflecting the shift in deposit accounts from savings accounts to shorter-term certificate accounts that has occurred in recent years.  For the year ended December 31, 2004, the average balance of core deposits represented approximately 48.0% of total deposits and average certificate accounts represented 44.2%, as compared to the average balance of core deposits representing 57.0% of total deposits and average certificate accounts representing 38.0% of deposits for the year ended December 31, 2003.  Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on the Bank’s core deposits and, based on historical experience and the Bank’s current pricing strategy, believes it will continue to retain a large portion of such accounts.  The Bank is not limited with respect to the rates it may offer on deposit products.

At December 31, 2004 and 2003, the Bank had brokered deposits totaling $16.0 million.

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

At December 31, 2004, the Bank had outstanding $156.9 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$33,664	2.42%
Over three through six months	6,405	2.49
Over six through 12 months	18,533	2.92
Over 12 months	98,330	3.17
Total	$156,932	2.95

The following table sets forth the distribution of the Bank’s deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	At December 31, 2004			At December 31, 2003
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)

Money market accounts	$118,040	17.59%	1.62%	$145,530	24.39%	1.84%
Passbook savings accounts	141,207	21.04	1.42	127,929	21.44	1.56
NOW accounts	42,448	6.33	0.50	39,122	6.55	0.72
Non interest-bearing accounts	46,589	6.94	—	39,037	6.54	—
Total	348,284	51.90	1.19	351,618	58.92	1.41
Certificates of deposit	322,752	48.10	2.94	245,146	41.08	3.10
Total deposits	$671,036	100.00%	2.07	$596,764	100.00%	2.16

	At December 31, 2002
	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)

Money market accounts	$140,857	26.87%	2.73%
Passbook savings accounts	106,599	20.34	2.28
NOW accounts	34,201	6.52	1.01
Non interest-bearing accounts	32,655	6.23	—
Total	314,312	59.96	2.11
Certificates of deposit	209,878	40.04	3.63
Total deposits	$524,190	100.00%	2.72

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

	Period to Maturity from December 31, 2004
	Less
	than	One to	Two to	Three	Four	Total
	One	Two	Three	to Four	to Five	December 31,	At December 31,
	Year	Years	Years	Years	Years	2004	2003	2002
	(In thousands)
Certificate accounts:
4.00% or less	$100,990	$142,044	$37,031	$8,352	$664	$289,081	$194,967	$141,431
4.01 to 5.00%	7,441	18,446	2,603	464	201	29,155	43,515	52,196
5.01 to 6.00%	1,145	431	302	—	—	1,878	3,967	9,658
6.01 to 7.00%	2,538	—	—	—	—	2,538	2,597	6,141
7.01 to 8.00%	100	—	—	—	—	100	100	452

Total at December 31, 2004	$112,214	$160,921	$39,936	$8,816	$865	$322,752	$245,146	$209,878

Borrowed Funds.  The following table sets forth certain information regarding the Bank’s borrowed funds at or for the years ended on the dates indicated:

	At or For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

FHLB advances:
Average balance outstanding	$215,842	$188,617	$172,575
Maximum amount outstanding at any month-end during the year	$237,000	$210,700	$175,200
Balance outstanding at end of year	$237,000	$204,700	$171,700
Weighted average interest rate during the year	4.65%	4.96%	5.35%
Weighted average interest rate at end of year	4.40%	4.66%	5.27%

Subsidiary Activities

EFS Service Corporation.  Fox Valley Service Corporation of Elgin was renamed EFS Service Corporation (“EFSSC”) in October 2002 and is the Bank’s wholly-owned subsidiary which was incorporated in 1974 for the purpose of entering into joint venture real estate development projects.  On June 19, 2002, EFSSC purchased approximately 16 acres of land to be developed into 29 home-sites for single-family residences.  All land improvements have been made.  On October 15, 2004, one of the model homes previously built was sold.  In addition, on November 15, 2004, 25 of the developed lots were sold to a local homebuilder.  As of December 31, 2004, this investment totaled $1.5 million and there were three homes in various stages of completion, one of which was under contract for sale.  EFSSC currently owns a single parcel of real estate valued at $92,000.  In addition, EFSSC entered into two 50/50 joint venture agreements in 2003, known as Algonquin 80 LLC and Algonquin 36 LLC.  Algonquin 80 LLC consisted of 80 acres of vacant land in Algonquin, Illinois to be sold and subsequently developed into residential properties.  This parcel was sold on December 29, 2004 and the outstanding loan paid in full.  Algonquin 36 LLC consists of 36 acres of vacant land in Algonquin, Illinois.  The strategy is for the joint venture to develop the parcel into commercial properties.  The Bank has made a loan to the joint venture, which totaled $8.8 million at December 31, 2004 primarily for the acquisition of the land.

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

Computer Dynamics Group, Inc.  Computer Services Dynamics, Inc. was renamed Computer Dynamics Group, Inc. (“CDGI”) in 2002.  The Company was informed in October 2004 of the bankruptcy filing of its minority partner in CDGI.  Accordingly, a receivable from the minority owner was written-off.  Additionally, upon notification of the bankruptcy, the Company recorded its investment in CDGI as a wholly-owned subsidiary.  CDGI is an information technology consulting/services company with main offices in West Chicago, Illinois, and generally services clients located in the Chicago metropolitan area.

Personnel

As of December 31, 2004, the Bank had 156 full-time employees and 46 part-time employees.  A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

The Commissioner has established a schedule for the assessment of “supervisory fees” upon all Illinois savings banks to fund the operations of the Commissioner.  These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter.  A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner.  The Commissioner also assesses fees for examinations conducted by the Commissioner’s staff, based upon the number of hours spent by the Commissioner’s staff performing the examination.  During the year ended December 31, 2004, the Bank paid approximately $111,000 in supervisory fees and expenses.

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

In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio.  These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth.  All other banks are required to maintain a Tier I leverage ratio of not less than 4%.  The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant.

The following is a summary of the Bank’s regulatory capital at December 31:

	2004	2003
Total Capital to Total Assets	7.96%	8.35%
Total Capital to Risk-Weighted Assets	10.96%	11.74%
Tier I Leverage Ratio	7.88%	8.27%
Tier I to Risk-Weighted Assets	10.91%	11.60%

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF.  During 2004, FICO payments for SAIF members approximated 1.51 basis points of assessable deposits.

The Bank’s assessment rate for 2004 was zero.  Payments toward the FICO bonds amounted to $92,000.  The FDIC has authority to increase insurance assessments.  A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily negotiable order of withdrawal and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $47.6 million; a 10% reserve ratio is applied above $47.6 million.  The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  These are adjusted annually.  The Bank complies with the foregoing requirements.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB.  The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2004 of $12.0 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.  For the years ended December 31, 2004, 2003 and 2002, dividends from the FHLB to the Bank amounted to approximately $680,100, $614,000 and $483,000, respectively.

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

In order to elect and continue to be regulated as a savings and loan holding company by the OTS, the Bank must continue to qualify as a qualified thrift lender.  This requires the Bank to maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test.  Under the Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period.  A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions.  As of December 31, 2004, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments.  The Bank also met the test in each of the prior 12 months and, therefore, is a qualified thrift lender.  Recent legislative amendments have broadened the scope of “qualified thrift investments” that go toward meeting the test to fully include credit card loans, student loans and small business loans.

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

State Taxation

Illinois State Taxation.  The Bank and its subsidiaries are required to file Illinois income tax returns and pay tax at an effective tax rate of 7.30% of Illinois taxable income.  For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications the primary one of which is the exclusion of interest income on United States obligations.

Delaware State Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.efcbancorp.com, as soon as reasonably practicable after they are filed electronically with the SEC.  We are providing the address to our internet site solely for the information of investors; we do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

Executive Officers

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

Name	Age at 12/31/04	Position
Stephen P. DuBois	55	Senior Vice President/Marketing - Employed by Bank since 2000. Prior to joining the Bank Mr. DuBois was Account Executive at WJZI FM Radio in Milwaukee, Wisconsin.
Jerry L. Gosse	69	Vice President/Compliance Officer - Employed by Bank since 1993.
Glenn J. Kozeluh	52	Executive Vice President/Retail Operations - Employed by Bank since 2003. Prior to joining the Bank Mr. Kozeluh was Senior Vice President at Fidelity Federal Savings Bank.
Pat A. Lenart	64	Senior Vice President/Human Resource - Employed by Bank since 2000. Prior to joining the Bank Ms. Lenart was Vice President at State Financial.
Sandra L. Sommers	62	Senior Vice President/Savings - Employed by Bank since 1960.
Eric J. Wedeen	41	Senior Vice President/Chief Financial Officer - Employed by Bank since 1994.

Item 2. Properties.

The Bank conducts its business through an executive and full-service branch office located in Elgin and eight other full-service branch offices.  The downtown Elgin, Illinois branch was relocated to a larger downtown facility in 2002 and the original downtown location was sold in February 2004.  The Company believes that the Bank’s facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2004
				(In thousands)
Executive/Main/Branch Office:
1695 Larkin Avenue Elgin, Illinois 60123	Owned	1973	—	$1,019
Branch Offices:
850 Summit Street Elgin, Illinois 60120	Owned	1983	—	430
1000 S. McLean Boulevard Elgin, Illinois 60123	Leased	1996	2011	101
390 South Eighth Street Route 31 & Village Quarter Road West Dundee, Illinois 60118	Owned	1980	—	978
13300 Route 47 Huntley, Illinois 60142	Owned	1998	—	2,670
543 East Main Street East Dundee, Illinois 60118	Leased	2000	2015	193
28 North Grove Street Elgin, Illinois 60123	Owned	2002	—	2,291
2429 Randall Road Carpentersville, Illinois 60110	Owned	2002	—	3,312
2019 Dean Street St. Charles, Illinois 60174	Owned	2002	—	2,812
Other Properties:
44 South Lyle Street Elgin, Illinois 60123 (1)	Owned	1986	—	52
1665 Larkin Avenue Elgin, Illinois 60123 (2)	Owned	1996	—	1,200
Randall Road Crystal Lake, Illinois (3)	Owned	2002	—	2,393
Nessler Road Elgin, Illinois (3)	Owned	2004	—	2,314
Peace Road Sycamore, Illinois (3)	Owned	2004	—	967
Hampshire Hampshire, Illinois (3)	Owned	2004	—	416

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

(3)   These properties consist primarily of land for future branch locations.

Item 3. Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is traded on the American Stock Exchange under the symbol “EFC.”  The stock began trading on April 3, 1998.  During 2004 and 2003, the Company declared dividends to its shareholders amounting to $0.620 and $0.575 per share, respectively.  As of March 7, 2005, there were approximately 2,228 shareholders of the Common Stock of the Company, which includes shares held in street name.  The following table sets forth for the quarters indicated the range of high and low sale price information for the Common Stock of the Company as reported on the American Stock Exchange and dividends declared.

	Year Ended December 31, 2004
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$26.30	$26.70	$28.49	$28.05
Low	24.60	23.25	23.00	23.65
Dividends	0.1625	0.1550	0.1525	0.1500

	Year Ended December 31, 2003
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$23.90	$21.32	$20.60	$19.98
Low	20.65	18.11	18.01	18.00
Dividends	0.1475	0.1450	0.1425	0.1400

Item 6. Selected Financial Data.

The information relating to selected financial data is incorporated herein by reference to the Registrant’s 2004 Annual Report.

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

In the event of sharply rising interest rates, the Bank has, with retention in mind, competitively priced deposits.  During 2004, the Bank focused on attracting money market accounts as well as time deposits.  As necessary, the Bank has offered competitive special products to increase retention.  Historically, the Bank has retained significant levels of maturing time deposits based on the above practice, as well as effective customer service and long-standing relationships with customers.  For the year ended December 31, 2004, the Bank retained 79.1% of funds maturing from time deposits.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheet.  The following table sets forth certain information relating to the Bank for the years ended December 31, 2004, 2003 and 2002.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs.  Average balances are derived from average monthly balances. The yields and costs include fees that are considered adjustments to yields.  Tax-exempt income has been calculated on a tax equivalent basis using a 34% tax rate.  Interest income attributed to the tax adjustment totaled $819,000, $803,000 and $725,000 for the years ended December 31, 2004, 2003, and 2002, respectively.  Net interest margin without the tax adjustment totaled 2.64%, 3.01% and 3.21% for the years ended December 31, 2004, 2003, and 2002, respectively.  In addition, interest rate spread without the tax adjustment totaled 2.37%, 2.71% and 2.80% for the same time periods, respectively.

	For the Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Short-term deposits	$26,199	$181	0.69%	$25,436	$122	0.48%	$27,611	$269	0.97%
Investment securities	89,050	4,970	5.58	88,312	5,076	5.75	75,853	4,641	6.12
Mortgage-backed and mortgage- related securities	10,802	393	3.63	13,685	517	3.78	12,811	641	5.00
Mortgage loans, net	571,338	30,813	5.39	548,632	33,562	6.12	486,881	34,530	7.09
Other loans	197,407	10,736	5.44	116,678	6,662	5.71	80,103	5,179	6.46
FHLB stock	11,420	680	5.96	10,253	614	5.99	9,190	483	5.26
Total interest-earning assets	906,216	47,773	5.27	802,996	46,553	5.80	692,449	45,743	6.61
Noninterest-earning assets	55,735			48,371			40,089
Total assets	$961,951			$851,367			$732,538
Liabilities and Equity:
Interest-bearing liabilities:
Deposits:
Money market accounts	$134,850	$2,186	1.62%	$146,397	$2,694	1.84%	$121,957	$3,335	2.73%
Passbook savings accounts	132,934	1,881	1.42	119,766	1,867	1.56	101,257	2,308	2.28
NOW accounts	39,754	197	0.50	35,963	259	0.72	31,833	321	1.01
Certificates of deposit	296,382	8,706	2.94	226,771	7,341	3.24	189,140	7,603	4.02
Total deposits	603,920	12,970	2.15	528,897	12,161	2.30	444,187	13,567	3.05
Borrowings	215,842	10,033	4.65	190,450	9,382	4.93	172,991	9,254	5.35
Total interest-bearing liabilities	819,762	23,003	2.81	719,347	21,543	2.99	617,178	22,821	3.70
Noninterest-bearing liabilities	60,562			55,595			43,213
Total liabilities	880,324			774,942			660,391
Total equity	81,627			76,425			72,147
Total liabilities and equity	$961,951			$851,367			$732,538
Net interest income		$24,770			$25,010			$22,922
Interest rate spread			2.46%			2.81%			2.91%
Net interest margin as a percent of interest-earning assets			2.73%			3.11%			3.31%
Ratio of interest-earning assets to interest-bearing liabilities			110.55%			111.63%			112.20%

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

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003				Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Vol./Rate	Net	Volume	Rate	Vol./Rate	Net
	(In thousands)
Interest-earning assets:
Short-term deposits	$4	$53	$2	$59	$(21)	$(135)	$9	$(147)
Investment securities	42	(150)	2	(106)	762	(281)	(46)	435
Mortgage-backed and mortgage-related securities, net	(109)	(21)	5	(125)	44	(156)	(12)	(124)
Mortgage loans, net	1,390	(4,005)	(133)	(2,748)	4,378	(4,723)	(623)	(968)
Other loans	4,610	(315)	(221)	4,074	2,363	(601)	(279)	1,483
FHLB stock	70	(3)	(1)	66	56	67	8	131
Total interest-earning assets	6,007	(4,441)	(346)	1,220	7,582	(5,829)	(943)	810
Interest-bearing liabilities:
Money market accounts	(212)	(322)	25	(509)	667	(1,085)	(223)	(641)
Passbook savings accounts	205	(168)	(23)	14	422	(729)	(134)	(441)
NOW accounts	27	(79)	(9)	(61)	42	(92)	(12)	(62)
Certificates of deposit	2,255	(680)	(210)	1,365	1,513	(1,475)	(300)	(262)
FHLB advances	1,252	(533)	(68)	651	934	(727)	(79)	128
Total interest-bearing liabilities	3,527	(1,782)	(285)	1,460	3,578	(4,108)	(748)	(1,278)
Net change in net interest income	$2,480	$(2,659)	$(61)	$(240)	$4,004	$(1,738)	$(178)	$2,088

Comparison of Financial Condition For the Years Ended December 31, 2004 and December 31, 2003

Total assets at December 31, 2004 were $1.0 billion, which represented an increase of $106.8 million, or 11.9%, compared to $897.1 million at December 31, 2003.  The change in total assets was primarily due to increases in loans receivable, cash and cash equivalents, office properties and equipment, bank owned life insurance, and investment securities.  Loans receivable, net, increased by $90.9 million, or 12.7%, to $807.8 million at December 31, 2004 as compared to $716.9 million at December 31, 2003.  The increase in loans receivable was attributable to a $38.0 million increase in the Bank’s one- to four-family mortgage loan portfolio; a $21.6 million increase in the commercial real estate loan portfolio, a $3.0 million increase in the multi-family loan portfolio, and a $16.8 million increase in the commercial loan portfolio during the year ended December 31, 2004.  The overall increase in loans is primarily attributed to the Bank’s growing market area, the lower interest rate environment and loans purchased, which totaled $75.8 million for the year ended December 31, 2004.  Office properties and equipment increased $6.6 million, or 37.5% to $24.3 million at December 31, 2004 as compared to $17.7 million at December 31, 2003, which is primarily due to the company’s continued branch expansion efforts.  Bank owned life insurance increased $1.1 million, or 6.5%, to $19.1 million at December 31, 2004 as compared to $18.0 million at December 31, 2003.  This increase was partially due to an investment of $425,000 made in May 2004.  Investment securities increased by $2.1 million to $92.8 million at December 31, 2004, as compared to $90.7 million at December 31, 2003.  This increase was due to a $3.8 million increase in municipal securities and a $3.0 million increase in U.S. Government obligations, which was partially offset by a $4.1 million decrease in corporate bonds.  Cash and cash equivalents increased $9.0 million to $30.9 million at December 31, 2004 as compared to $21.9 million at December 31, 2003.  The growth in total assets was funded by increases in deposits and borrowed money.  Deposits increased $74.2 million, or 12.4%, to $671.0 million at December 31, 2004 from $596.8 million at December 31, 2003.  The increase in deposits is largely due to increased advertising and a new branch office.  Borrowed money, primarily representing

FHLB advances, increased $25.2 million to $237.0 million at December 31, 2004 from $211.8 million at December 31, 2003.  Stockholders’ equity increased by $7.1 million to $85.5 million at December 31, 2004 as compared to $78.4 million at December 31, 2003.  This increase is primarily the result of the Company’s net income during the year, which was partially offset by stock repurchases totaling $268,000 and dividends paid of $2.9 million.

Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003

General. The Company’s net income increased $362,000, to $6.8 million for the year ended December 31, 2004, from $7.2 million for the year ended December 31, 2003.

Interest Income.  Interest income increased $1.2 million, or 2.6%, to $47.0 million for the year ended December 31, 2004, compared with 2003.  This increase resulted from an increase in average interest-earning assets, partially offset by a decrease in average yield.  The largest component was an increase of $4.1 million in other loan interest income for the year ended December 31, 2004.  This resulted from an increase in average balance of $80.7 million offset by a decrease in average yield of 27 basis points to 5.44% for the year ended December 31, 2004 from 5.71% for the comparable prior year period.  This was partially offset by a decrease of $2.7 million in mortgage loan interest income for the year ended December 31, 2004.  This resulted from an increase in average balance of $22.7 million offset by a decrease in average yield of 73 basis points to 5.39% for the year ended December 31, 2004 from 6.12% for the comparable prior year period.  Overall, the average yield on the Bank’s interest-earning assets decreased by 53 basis points to 5.27% for the year ended December 31, 2004 from 5.80% for the year ended December 31, 2003.  The decrease in average yield is due to assets re-pricing at lower yields compared to periods prior to the increase in market rates during the last half of the year.  The average balance of interest-earning assets increased by $103.2 million, or 12.8%, to $906.2 million for the year ended December 31, 2004 from $803.0 million in 2003.

Interest Expense.  Interest expense increased by $1.5 million, or 6.8%, to $23.0 million for the year ended December 31, 2004, from $21.5 million for the year ended December 31, 2003.  This increase resulted from the increase in the average balance of interest-bearing liabilities offset by the decrease in the average rate paid on interest-bearing liabilities.  The average balance of deposits increased $75.0 million, or 14.2%, to $603.9 million for the year ended December 31, 2004 from $528.9 million for the comparable period in 2003.  The average rate paid on total deposits decreased 15 basis points to 2.15% for the year ended December 31, 2004 from 2.30% for the year ended December 31, 2003.  Interest expense resulting from borrowed money increased by $651,000.  The average rate paid on borrowed money decreased by 28 basis points to 4.65% for the year ended December 31, 2004 from 4.93% for the year ended December 31, 2003.  This decrease in average rate paid was partially offset by an increase of $25.4 million in the average balance of borrowed money to $215.8 million for the year ended December 31, 2004 from $190.4 million for the year ended December 31, 2003.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses decreased $256,000, or 1.1%, to $24.0 million for the year ended December 31, 2004 from $24.2 million for 2003.  The average balance of interest-earning assets increased $103.2 million for the year ended December 31, 2004 compared to the prior year period.  The increase in interest-earning assets was primarily the result of increases in the average balance of other loans of $80.7 million and a $22.7 million increase in mortgage loans.  These increases were partially offset by a $2.9 million decrease in mortgage-backed securities.  In addition, the average balance of interest-bearing liabilities increased $100.5 million for the year ended December 31, 2004 compared to the prior year period.  The increase in interest-bearing liabilities was primarily the result of increases in the average balance of certificates of deposit of $69.6 million, $13.2 million in passbook savings accounts, $3.8 million increase in NOW accounts and $25.4 million in borrowed money, which primarily consisted of Federal Home Loan Bank advances.  These increases were partially offset by an $11.5 million decrease in money market accounts.  The tax equivalent net interest margin as a percent of interest-earning assets decreased by 38 basis points to 2.73% for the year ended December 31, 2004 from 3.11% for the comparable period in 2003.  Increasing the net interest margin is dependent on the Bank’s ability to generate higher yielding assets and lower-cost deposits.  Management continues to closely monitor the net interest margin.

Provision for Loan Losses.  The Bank’s provision for loan losses increased by $147,000 to $760,000 for the year ended December 31, 2004 from $613,000 in 2003.  This increase is primarily due to the increased risk in the loan portfolio based on uncertain economic conditions and a greater emphasis placed on commercial lending, which is generally considered to involve a higher degree of risk.  At December 31, 2004 and 2003, non-performing loans totaled $2.9 million and $2.8 million, respectively.  At December 31, 2004 and 2003 the balance of the allowance for loan losses totaled $4.5 and $3.8 million, respectively.  At December 31, 2004, the ratio of the allowance for loan losses to non-performing loans was 153.4% compared to 135.7% at

December 31, 2003.  The ratio of the allowance to total loans was 0.56% and 0.52% at December 31, 2004 and 2003, respectively. Net charge-offs totaled $18,000 in 2004 and there were no charge-offs for the year ended December 31, 2003.  Management periodically calculates an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, impairments in the current loan portfolio, and other factors.  This analysis is designed to reflect credit losses for specifically identified loans, as well as credit losses in the remainder of the loan portfolio.  The reserve methodology employed by management reflects the difference in degree of risk between the various categories of loans in the Bank’s portfolio.  The reserve methodology also critically assesses those loans adversely classified in the portfolio by management as doubtful, substandard or special mention.  These allowance components are set at a higher factor than the non-classified one- to four-family loans in the portfolio to reflect the greater level of risk to which management believes the Bank is exposed.  Management believes that the allowance for loan losses is currently adequate to cover probable losses in the existing loan portfolio.  While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control.  In addition, the FDIC and the Commissioner, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

Noninterest Income.  Noninterest income totaled $6.0 million and $5.7 million for the years ended December 31, 2004 and 2003, respectively.  The increase is primarily due to increases of $1.5 million in gain on sale of property.  The gain on sale of property primarily consists of $149,000 gain on sale of an office building previously occupied by the Bank, $93,000 related to the gain on sale of a single-family home located in a subdivision developed by the Bank’s wholly-owned subsidiary EFS Service Corporation and $1.4 million on the sale of property owned by a joint venture known as Algonquin 80 LLC, in which the Company has a 50% interest. Service fees increased $802,000 to $3.0 million for the year ended December 31, 2004 from $2.2 million for the comparable prior year period.  These fees increased primarily due to the growth in the number of deposit accounts.  Gain on sale of loans increased $133,000 to $289,000 for the year ended December 31, 2004 from $156,000 for the comparable prior year period.  Insurance and brokerage commissions increased $121,000 to $563,000 for the year ended December 31, 2004 from $442,000 for the prior year period.  These increases were partially offset by a fourth quarter $1.1 million other-than-temporary, non-cash, nonoperating pre-tax impairment charge relating to the Company’s write-down of its investment in Fannie Mae preferred stock.  The Company recorded the write-down, in accordance with GAAP, because the fair value has been below cost for an extended period and a recovery in fair value is not assured within a reasonably short period of time.  In addition, revenues generated by Computer Dynamics Group, Inc. (CDGI) decreased $582,000 to $204,000 for the year ended December 31, 2004 from $786,000 for the prior year period.  The decrease in these revenues is largely due to a decrease in sales related to a weaker demand for CDGI’s services.  Finally, gains on the sale of securities decreased $305,000 to $511,000 for the year ended December 31, 2004 from $816,000 for the prior year period.

Noninterest Expense.  Noninterest expense increased by $1.5 million, to $20.1 million for the year ended December 31, 2004 from $18.6 million for the comparable period in 2003.  Compensation and benefits increased by $184,000, or 1.7%, to $11.2 million for the year ended December 31, 2004 compared to $11.0 million for the year ended December 31, 2003.  This increase is primarily due to a combination of annual salary increases, and the addition of staff.  The additional staff expenses are partially attributed to the Bank’s new branch office and expansion of the commercial loan department.  Other operating expenses, including advertising, marketing, data processing, communications and other office expense increased by a combined $606,000, or 11.8% to $5.7 million for the year ended December 31, 2004 compared to $5.1 million for the prior year period.  Of this increase $242,000 is related to advertising, $175,000 is related to office building operations and $157,000 to data processing expenses.  In addition, $424,000 was due to a nonrecurring charge related to the Company’s majority-owned subsidiary CDGI.  The Company was informed in October 2004 of the bankruptcy filing of its minority partner in CDGI.  Accordingly, a receivable from the minority owner totaling $265,000 was written-off.  Additionally, upon notification of the bankruptcy, the Company recorded its investment in CDGI as a wholly-owned subsidiary, which resulted in a $159,000 charge to expense to eliminate the minority interest. Management continues to emphasize the importance of expense management and control in order to continue to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $2.3 million for the year ended December 31, 2004 compared to $3.6 million for the comparable period in 2003.  The decrease in the provision for income taxes was partially the result of a decrease in pretax income of $1.6 million, to $9.1 million for the year ended December 31, 2004 from $10.7 million for the same period in 2003.  The effective income tax rate decreased to 25.0% for the year ended December 31, 2004 from 33.8% for the preceding year.  The decrease in the effective tax rate is partially due to a reduction in the accrued income tax liability, which resulted from a detailed analysis completed by the Company in the fourth quarter of 2004 of the tax amounts due and the related tax uncertainties.

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

Contractual Obligations and Commercial Commitments

The Bank has certain obligations and commitments to make future payments under contracts.  At December 31, 2004, the aggregate contractual obligations and commercial commitments are (amounts do not include interest):

	At December 31, 2004
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	Total December 31, 2004
	(In thousands)
Contractual obligations:
Certificates of deposit	$112,214	$160,921	$39,936	$8,816	$865	$—	$322,752
Federal home loan bank advances	33,000	31,000	38,000	25,000	10,000	100,000	237,000
Operating leases	108	109	110	112	114	244	797
Total at December 31, 2004	$145,322	$192,030	$78,046	$33,928	$10,979	$100,244	$560,549

	At December 31, 2004
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	Total December 31, 2004
	(In thousands)
Other commercial commitments:
Lines of credit	$26,181	$10,418	$11,467	$4,143	$5,824	$3,348	$61,381
Loan commitments	9,107	—	—	—	—	—	9,107
Letters of credit	3,597	5,019	2,793	—	67	—	11,476
Total at December 31, 2004	$38,885	$15,437	$14,260	$4,143	$5,891	$3,348	$81,964

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

The primary investing activities of the Bank are the origination of primarily residential one-to four-family loans and, to a lesser extent, multi-family and commercial real estate, construction and land, commercial and consumer loans and the purchase of mortgage-backed and mortgage-related securities.  During the years ended December 31, 2004, 2003, and 2002, the Bank’s loan originations totaled $302.2 million, $299.6 million and $179.2 million, respectively.  In addition, the Bank purchased loans totaling $75.8 million, $110.2 million and $79.6 million for the same time periods.  Primarily deposit growth, borrowings and principal repayments on loans, and mortgage-backed securities funded these activities.  The Bank experienced a net increase in total deposits of $74.3 million, $72.6 million and $104.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.  This increase can be attributed to an aggressive marketing campaign as well as the addition of branch offices.  In addition, borrowings increased

$25.2 million, $40.0 million and decreased $3.5 million, respectively for the same time periods.  The level of interest rates affects deposit flows, the interest rates and products offered by the local competitors and the Bank, and other factors.

The Bank’s most liquid assets are cash and interest-bearing demand accounts.  The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.  At December 31, 2004, cash and interest-bearing demand accounts totaled $30.9 million, or 3.1% of total assets.  The Bank closely monitors its liquidity position on a daily basis.  On a longer-term basis, the Bank maintains a strategy of investing in various lending products as described in greater detail under Item 1 to this Annual Report.  In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances.  At December 31, 2004, the Bank had $237.0 million of outstanding FHLB borrowings.

Outstanding commitments to originate first mortgage loans totaled $9.1 million at December 31, 2004.  Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments.  Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2004, totaled $112.2 million.  For the year ended December 31, 2004, the Bank experienced a 79.1% retention rate of funds maturing from certificates of deposit. It has been and will continue to be a priority of management to retain time deposits.  The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits.  From time to time, the Bank will also offer competitive special products to its customers to increase retention.  Based upon the Bank’s experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

At December 31, 2004, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $79.3 million, or 7.88% of adjusted assets, which is above the required level of $40.3 million, or 4.00%, and risk-based capital of $83.8 million, or 11.52% of adjusted assets, which is above the required level of $58.1 million, or 8.00%.

The capital injection resulting from the Conversion in 1998 of $72.8 million significantly increased liquidity and capital resources.  A portion of the net proceeds was invested in marketable securities.  The initial level of liquidity has been reduced as net proceeds are utilized for general corporate purposes, including the funding of lending activities and expansion of facilities and to a greater degree the repurchase of the Company’s common stock.  During 2004, the Company repurchased 10,900 shares of the Company’s common stock at an average price per share of $24.66.  The Company believes that stock repurchases are a good way to manage its excess capital and a sound investment decision.  The primary source of funding for the Company is dividend payments from the Bank, sales and maturities of investment securities and, to a lesser extent, earnings on investments and deposits held by the Company.  Dividend payments by the Bank have primarily been used to fund stock repurchase programs and pay dividends on Company stock.  These repurchases totaled $37.4 million as of December 31, 2004.  The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the provisions of the Illinois state banking regulations and the Federal Deposit Insurance Corporation.  Additionally, the Illinois State Banking Commissioner and Federal Deposit Insurance Corporation may prohibit the payment of dividends that are otherwise permissible by regulation for safety and soundness reasons.  Under Illinois banking law, an Illinois state chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Commissioner is required if the total of all dividends declared in a calendar year would exceed 50% of the Bank’s net profits for that year if the Bank has total capital of less than 6% of total assets.  A savings bank may not declare dividends in excess of its net profits in any year without the approval of the Commissioner.  To the extent the Bank were to apply to pay a dividend or capital distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made such application would be approved by the regulatory authorities.  See also “Regulation and Supervision” on page 27.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (123R), “Share-Based Payment”, an amendment of FASB Statements No. 123 and 95.  SFAS No. 123R will require compensation cost relating to share-based payment transactions be recognized in consolidated financial statements, effective for the Company’s third quarter in 2005.  The Company has not yet completed its evaluation of the Standard, but anticipates that it will result in a reduction in earnings and earnings per share beginning with the third quarter of 2005.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates similar to the assumptions utilized for the Gap Table.  The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates; whichever produces a larger decline.  The higher the institution’s Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be.  The following NPV Table sets forth the Bank’s NPV as of December 31, 2004.

Change in Interest Rates In Basis Points				NPV as % of Portfolio Value of Assets
(Rate Shock)	Net Portfolio Value			NPV Ratio	% Change
	Amount	$ Change	% Change
	(Dollars in thousands)

300	$58,695	$(27,652)	(32.02)%	6.29%	(27.20)%
200	68,243	(18,104)	(20.97)	7.15	(17.25)
100	77,867	(8,480)	(9.82)	7.97	(7.75)
Static	86,347	—	—	8.64	—
(100)	96,951	10,604	12.28	9.36	8.33
(200)	94,261	7,914	9.17	9.25	7.06

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

Item 8. Financial Statements and Supplementary Data.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors
EFC Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of EFC Bancorp, Inc. and subsidiaries (the Company) as of December 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFC Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/

Chicago, Illinois
March 14, 2005

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash and cash equivalents:
On hand and in banks	$5,327,541	5,449,261
Interest bearing deposits with financial institutions	25,582,585	16,426,727
Total cash and cash equivalents	30,910,126	21,875,988
Loans receivable, net	807,833,561	716,883,910
Mortgage-backed securities available-for-sale, at fair value	9,976,804	10,164,501
Investment securities available-for-sale, at fair value	92,846,891	90,656,208
Stock in Federal Home Loan Bank of Chicago, at cost	12,023,700	10,877,600
Accrued interest receivable	3,996,974	4,009,280
Office properties and equipment, net	24,302,624	17,672,562
Real estate held for development	1,544,818	4,189,637
Bank owned life insurance	19,149,802	17,986,416
Other assets	1,329,898	2,776,482
Total assets	$1,003,915,198	897,092,584
Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$671,035,878	596,763,807
Borrowed money	237,000,000	211,788,751
Income taxes payable	508,888	535,795
Accrued expenses and other liabilities	9,835,633	9,758,945
Total liabilities	918,380,399	818,847,298
Minority interest	—	(158,666)
Stockholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share. Authorized 25,000,000 shares; issued 7,491,434 shares at December 31, 2004 and 2003	74,914	74,914
Additional paid-in capital	73,237,074	72,247,346
Treasury stock, at cost, 2,746,921 and 2,898,763 shares at December 31, 2004 and 2003, respectively	(34,131,491)	(35,598,664)
Unearned employee stock ownership plan (ESOP), 319,636 and 359,590 shares at December 31, 2004 and 2003, respectively	(4,779,359)	(5,376,779)
Unearned stock award plan, 4,202 and 6,026 shares at December 31, 2004 and 2003, respectively	(46,747)	(67,039)
Retained earnings, substantially restricted	50,823,162	46,681,729
Accumulated other comprehensive income, net	357,246	442,445
Total stockholders’ equity	85,534,799	78,403,952
Commitments and contingencies
Total liabilities and stockholders’ equity	$1,003,915,198	897,092,584

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Interest income:
Loans secured by real estate	$30,813,132	33,561,702	34,529,608
Other loans	10,733,416	6,658,237	5,166,670
Mortgage-backed securities available-for-sale	392,424	517,104	641,146
Investment securities available-for-sale and interest bearing deposits with financial institutions	5,015,328	5,012,524	4,680,757
Total interest income	46,954,300	45,749,567	45,018,181
Interest expense:
Deposits	12,969,939	12,160,594	13,567,100
Borrowed money	10,033,364	9,382,424	9,254,173
Total interest expense	23,003,303	21,543,018	22,821,273
Net interest income before provision for loan losses	23,950,997	24,206,549	22,196,908
Provision for loan losses	760,000	613,250	900,000
Net interest income after provision for loan losses	23,190,997	23,593,299	21,296,908
Noninterest income:
Service fees	2,959,257	2,157,189	1,591,294
Insurance and brokerage commissions	563,309	441,725	404,929
Information technology sales and service income, net	203,725	786,130	1,282,615
Gain on sale of foreclosed real estate	—	192,113	—
Gain on sale of property	1,515,016	—	—
Impairment of securities	(1,139,704)	—	—
Gain on sale of securities	511,478	816,454	—
Gain on sale of loans	288,730	156,223	200,409
Increase in cash surrender value of bank owned life insurance	871,461	844,385	692,863
Other	205,938	342,007	148,757
Total noninterest income	5,979,210	5,736,226	4,320,867
Noninterest expense:
Compensation and benefits	11,165,766	10,981,846	10,234,785
Office building, net	2,889,922	2,714,859	2,387,286
Federal insurance premiums	91,747	89,573	76,311
Advertising	1,021,534	779,331	726,320
Data processing	1,137,638	980,204	888,634
NOW account operating expenses	612,383	582,915	498,104
Intangible amortization	77,680	264,382	—
Other	3,073,190	2,216,839	1,834,366
Total noninterest expense	20,069,860	18,609,949	16,645,806
Income before income taxes and minority interest	9,100,347	10,719,576	8,971,969
Income tax expense	2,278,001	3,618,674	2,882,339
Income before minority interest	6,822,346	7,100,902	6,089,630
Minority interest	—	83,539	57,682
Net income	$6,822,346	7,184,441	6,147,312
Earnings per share:
Basic	$1.58	1.70	1.46
Diluted	1.51	1.61	1.39

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2004, 2003, and 2002

	Number of common stock shares	Common stock	Additional paid-in capital	Treasury stock	Unearned ESOP plan shares	Unearned stock award plan shares	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2001		$74,914	71,663,695	(33,584,554)	(6,571,619)	(1,200,866)	38,015,742	231,251	68,628,563

Treasury stock purchased	(56,800)	—	—	(956,564)	—	—	—	—	(956,564)
ESOP shares committed to be released	39,954	—	43,671	—	597,420	—	—	—	641,091
Stock options exercised	87,380	—	—	785,178	—	—	—	—	785,178
Stock award plan – shares allocated	56,153	—	127,468	—	—	624,702	—	—	752,170
Dividends declared ($0.535 per share)		—	—	—	—	—	(2,251,633)	—	(2,251,633)

Comprehensive income:
Net income		—	—	—	—	—	6,147,312	—	6,147,312
Change in net unrealized gain (loss) on securities available-for-sale		—	—	—	—	—	—	1,689,471	1,689,471
Income tax effect		—	—	—	—	—	—	(658,893)	(658,893)
Total comprehensive income									7,177,890
Balance at December 31, 2002		74,914	71,834,834	(33,755,940)	(5,974,199)	(576,164)	41,911,421	1,261,829	74,776,695

Treasury stock purchased	(134,500)	—	—	(2,560,340)	—	—	—	—	(2,560,340)
ESOP shares committed to be released	39,954	—	202,986	—	597,420	—	—	—	800,406
Stock options exercised	90,030	—	—	717,616	—	—	—	—	717,616
Stock award plan – shares allocated	45,764	—	209,526	—	—	509,125	—	—	718,651
Dividends declared ($0.575 per share)		—	—	—	—	—	(2,414,133)	—	(2,414,133)

Comprehensive income:
Net income		—	—	—	—	—	7,184,441	—	7,184,441
Change in net unrealized gain (loss) on securities available-for-sale, less reclassification adjustment for realized gains included in net income of $816,454		—	—	—	—	—	—	(1,343,252)	(1,343,252)
Income tax effect		—	—	—	—	—	—	523,868	523,868
Total comprehensive income									6,365,057
Balance at December 31, 2003		74,914	72,247,346	(35,598,664)	(5,376,779)	(67,039)	46,681,729	442,445	78,403,952

Treasury stock purchased	(10,908)	—	—	(268,963)	—	—	—	—	(268,963)
ESOP shares committed to be released	39,954	—	422,933	—	597,420	—	—	—	1,020,353
Stock options exercised	162,750	—	—	1,736,136	—	—	—	—	1,736,136
Tax benefit of options exercised		—	549,274	—	—	—	—	—	549,274
Stock award plan – shares allocated	3,000	—	17,521	—	—	20,292	—	—	37,813
Dividends declared ($0.62 per share)		—	—	—	—	—	(2,680,913)	—	(2,680,913)
Comprehensive income:
Net income		—	—	—	—	—	6,822,346	—	6,822,346
Change in net unrealized gain (loss) on securities available-for-sale, less reclassification adjustment for realized gains included in net income of $511,478		—	—	—	—	—	—	(139,671)	(139,671)
Income tax effect		—	—	—	—	—	—	54,472	54,472
Total comprehensive income									6,737,147
Balance at December 31, 2004		$74,914	73,237,074	(34,131,491)	(4,779,359)	(46,747)	50,823,162	357,246	85,534,799

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$6,822,346	7,184,441	6,147,312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and discounts, net	83,849	101,179	9,392
Provision for loan losses	760,000	613,250	900,000
Impairment of securities	1,139,704	—	—
FHLB of Chicago stock dividends	(1,146,100)	(755,200)	(470,300)
Deferred income tax expense (benefit)	(840,824)	407,906	(276,407)
Stock award plan shares allocated, net of tax effect	37,813	718,651	752,170
ESOP shares committed to be released, at cost	597,420	597,420	597,420
Change in fair value of ESOP shares committed to be released	422,933	202,986	43,671
Depreciation and amortization of office properties and equipment	1,300,180	1,153,959	834,635
Gain on sale of foreclosed real estate	—	(192,113)	—
Gain on sale of investment securities	(511,478)	(816,454)	—
Gain on sale of loans	(288,730)	(156,223)	(200,409)
Change in minority interest in subsidiary	158,666	(83,539)	(75,127)
Increase in cash surrender value bank owned life insurance	(738,386)	(739,613)	(612,803)
Intangible amortization	77,680	264,382	—
(Increase) decrease in accrued interest receivable and other assets, net	1,429,554	(612,900)	(1,183,514)
Increase (decrease) in income taxes payable, accrued expenses and other liabilities, net	797,036	(1,858,749)	2,401,319
Net cash provided by operating activities	10,101,663	6,029,383	8,867,359
Cash flows from investing activities:
Net (increase) decrease in loans receivable	(58,298,861)	(30,899,719)	3,749,783
Purchases of loans receivable	(75,815,260)	(110,230,678)	(79,620,252)
Proceeds from the sale of loans	42,693,200	20,838,243	13,217,497
Increase (decrease) in real estate held for development	2,644,819	(1,255,565)	(2,934,072)
Purchases of mortgage-backed securities available-for-sale	(4,035,625)	(2,549,222)	(7,170,009)
Principal payments on mortgage-backed securities available-for-sale	4,094,848	7,363,479	5,593,387
Maturities of investment securities available-for-sale	26,502,721	29,699,965	27,547,993
Proceeds from sale of investment securities available-for-sale	9,960,826	15,349,744	—
Purchases of investment securities available-for-sale	(39,377,503)	(48,075,084)	(45,057,683)
Purchases of office properties and equipment	(7,930,242)	(2,029,835)	(6,641,114)
Investment in bank owned life insurance	(425,000)	(5,000,000)	(780,000)
Purchases of stock in the Federal Home Loan Bank of Chicago	—	(760,200)	—
Cash used in acquisition of majority-owned subsidiary	—	—	(420,000)
Proceeds from sale of foreclosed real estate	—	2,177,854	—
Net cash used in investing activities	(99,986,077)	(125,371,018)	(92,514,470)
Cash flows from financing activities:
Net increase in deposits	74,272,071	72,573,963	104,105,555
Proceeds from borrowed money	129,000,784	136,071,102	622,636
Repayments on borrowed money	(103,789,535)	(96,061,094)	(4,043,893)
Purchase of treasury stock	(268,963)	(2,560,340)	(956,564)
Stock options exercised	2,285,410	717,616	785,178
Cash dividends paid	(2,581,215)	(2,367,914)	(2,196,801)
Net cash provided by financing activities	98,918,552	108,373,333	98,316,111
Net increase (decrease) in cash and cash equivalents	9,034,138	(10,968,302)	14,669,000
Cash and cash equivalents at beginning of year	21,875,988	32,844,290	18,175,290
Cash and cash equivalents at end of year	$30,910,126	21,875,988	32,844,290
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$22,788,480	21,381,233	22,759,969
Income taxes	2,005,000	3,340,000	3,121,000
Noncash investing activities:
Transfer of loans to foreclosed real estate	—	—	1,985,741

See accompanying notes to consolidated financial statements.

EFC BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(1)       Summary of Significant Accounting Policies

The following describes the more significant policies which EFC Bancorp, Inc. (the Company) follows in preparing and presenting its consolidated financial statements.

(a)       Principles of Consolidation

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

(b)       Financial Reporting of Segments

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual financial statements. Operating segments are components of an enterprise for which separate financial information is available, and are evaluated regularly by management in deciding how to allocate resources and in assessing performance. SFAS 131 establishes standards for related disclosures about products, services, geographic areas, and major customers. The Company operates as a single segment.

EFS Bank (the Savings Bank) is principally engaged in the business of attracting deposits and investing these funds, together with borrowings, to originate and purchase primarily one-to-four family residential mortgages and construction loans and to purchase securities.

(c)       Loans Receivable

Loans receivable are stated at unpaid principal balances less net deferred loan fees and costs and the allowance for loan losses. Premiums and discounts on purchased loans are amortized and accreted to interest income using the level-yield method over the remaining period to contractual maturity.

Loan origination fees and certain direct costs associated with loan originations are deferred. Net deferred fees and costs are amortized as yield adjustments over the contractual life of the related loans using the level-yield method.

The allowance for loan losses is provided by charges to operations. The balance of the allowance is based on management’s estimate of probable losses in the loan portfolio and current economic conditions. Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

A provision for losses on specific loans is charged to operations when any permanent decline reduces the market value to less than the loan principal balance or carrying value.

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

(d)       Investment Securities and Mortgage-backed Securities

The Company classifies its investment and mortgage-backed securities in one of three categories: trading, available-for-sale, or held-to-maturity. Securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and measured at amortized cost. Securities purchased for the purpose of being sold in the near term are classified as trading securities and measured at fair value with any change in fair value included in earnings. All other securities that are not classified as held-to-maturity or trading are classified as available-for-sale. Securities classified as available-for-sale are measured at fair value with any changes in fair value reflected as a separate component of stockholders’ equity, net of related tax effects. Gains and losses on the sale of such securities are determined using the specific identification method. Securities that have losses deemed other than temporary are recognized as losses in the consolidated statement of income and a new cost basis is established. The Company has classified all investment securities as available-for-sale at December 31, 2004 and 2003.

Discounts and premiums on mortgage-backed securities purchased are accreted and amortized to maturity, using a method which approximates the effective interest method. For investment securities, the straight-line method based upon the contractual life of the security is principally used, which approximates the effective interest method.

(e)       Office Properties and Equipment

Office properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed for financial reporting purposes principally on the straight-line basis over the estimated useful lives (5 to 40 years) of the respective assets.

(f)        Income Taxes

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

Deferred tax assets and liabilities are measured using enacted tax rates. The effects of future changes in the laws or rates are not anticipated. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. To the extent a deferred tax asset is established which is not likely to be realized, a valuation allowance is established against such asset.

(g)       Foreclosed Real Estate

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

(h)       Employee Stock Ownership Plan (ESOP)

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

(i)        Earnings per Share

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

(j)        Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash on hand and in banks and interest bearing deposits with financial institutions.

(k)       Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of changes in stockholders’ equity.

(l)        Stock Option Plan

The Company has stock option plans that authorize the granting of stock options to eligible employees. In December 2002, the Company adopted SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure.

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

	Year ended December 31
	2004	2003	2002
Net income as reported	$6,822,346	7,184,441	6,147,312

Add:
Stock based compensation, net of tax included in the determination of net income as reported	20,292	509,125	624,702

Deduct:
Stock based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(95,141)	(977,388)	(1,073,080)
Pro forma net income	$6,747,497	6,716,178	5,698,934

Basic earnings per share
As reported	$1.58	1.70	1.46
Pro forma	1.57	1.59	1.35

Diluted earnings per share:
As reported	$1.51	1.61	1.39
Pro forma	1.49	1.51	1.29

The Company follows the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Dividend yield	2.21% – 2.49%	2.83% – 3.16%
Risk-free interest rate	4.05% – 4.76%	3.54% – 3.83%
Weighted average expected life	10 Years	10 Years
Expected volatility	21.2% – 28.7%	14.7% – 17.0%

There were no options granted during 2002.

The weighted average per share fair value of options granted in 2004 was $7.12.

(m)      Basis of Presentation

Certain amounts for prior years have been reclassified to conform to the current year presentation.

(2)       Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

	Year ended December 31
	2004	2003	2002
Basic:
Net income	$6,822,346	7,184,441	6,147,312
Weighted average common shares outstanding	4,310,933	4,214,480	4,215,039

Basic earnings per share	1.58	1.70	1.46

Diluted:
Net income	6,822,346	7,184,441	6,147,312
Weighted average common shares outstanding	4,310,933	4,214,480	4,215,039
Effect of dilutive stock options outstanding	222,734	238,633	204,985
Diluted weighted average common shares outstanding	$4,533,667	4,453,113	4,420,024
Diluted earnings per share	$1.51	1.61	1.39

(3)       Loans Receivable, Net

Loans receivable, net are summarized as follows:

	December 31
	2004	2003
Mortgage loans:
One-to-four family residential	$503,755,447	466,930,401
Multifamily	55,268,558	52,248,499
Commercial	131,043,282	109,426,205
Construction and land	44,121,308	36,356,150
Total mortgage loans	734,188,595	664,961,255
Other loans:
Home equity loans	31,653,771	27,497,027
Commercial	39,415,346	22,603,322
Auto loans	1,692,859	1,471,200
Loans on savings accounts	283,881	228,563
Other	5,291,102	4,066,233
Total other loans	78,336,959	55,866,345
Total loans receivable	812,525,554	720,827,600
Less:
Deferred loan fees	195,794	189,174
Allowance for loan losses	4,496,199	3,754,516
Loans receivable, net	$807,833,561	716,883,910

Activity in the allowance for loan losses is summarized as follows:

	Year ended December 31
	2004	2003	2002
Balance at beginning of year	$3,754,516	3,141,146	2,255,146
Provision for loans losses	760,000	613,250	900,000
Charge-offs	(19,217)	—	(16,192)
Recoveries	900	120	2,192
Balance at end of year	$4,496,199	3,754,516	3,141,146

Loans receivable in arrears three months or more and on nonaccrual status or in the process of foreclosure are as follows:

	Number of loans	Amount	Percent of gross loans receivable
December 31, 2004	18	$2,778,692	0.34%
December 31, 2003	18	1,884,550	0.26
December 31, 2002	13	1,076,762	0.18

Interest income foregone that would have been recognized on nonaccrual loans if such loans had performed in accordance with their contractual terms was $99,000, $82,000, and $198,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

As of December 31, 2004, management identified $1.8 million in impaired loans for which an adequate allowance for loan loss was established. There were no impaired loans at December 31, 2003.

The Savings Bank offers to its employees, officers, and directors adjustable-rate mortgage loans for the purchase or refinance of the individual’s owner-occupied primary residence with interest rates which may be up to 1% below the rates offered to the Savings Bank’s other customers. All other loans to officers, directors, and to associates of such persons are made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other customers and do not involve more than a normal risk of collectibility. As of December 31, 2004 and 2003, the outstanding balance on such loans was approximately $4,292,000 and $4,544,000, respectively. Loan originations, repayments, and other changes for the year ended December 31, 2004 were $769,000, $322,000, and $699,000, respectively.

(4)       Mortgage-backed Securities and Investment Securities Available-for-Sale

The amortized cost and estimated fair value of mortgage-backed securities and investment securities available-for-sale are summarized as follows:

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$1,478,156	7,480	(12,286)	1,473,350
Federal National Mortgage Association	1,200,468	20,292	(4,920)	1,215,840
Government National Mortgage Association	7,345,395	9,495	(67,276)	7,287,614
	10,024,019	37,267	(84,482)	9,976,804
Investment securities:
United States Government obligations	39,545,725	70,382	(597,731)	39,018,376
Municipal securities	36,359,092	1,210,226	(86,460)	37,482,858
Corporate bonds	1,213,737	85,112	—	1,298,849
Equity securities	15,095,473	50,466	(99,131)	15,046,808
	92,214,027	1,416,186	(783,322)	92,846,891
	$102,238,046	1,453,453	(867,804)	102,823,695

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$3,039,557	16,910	(12,519)	3,043,948
Federal National Mortgage Association	2,081,020	27,116	(343)	2,107,793
Government National Mortgage Association	5,058,235	14,970	(60,445)	5,012,760
	10,178,812	58,996	(73,307)	10,164,501
Investment securities:
United States Government obligations	36,081,402	277,043	(294,722)	36,063,723
Municipal securities	32,558,305	1,168,679	(76,525)	33,650,459
Corporate bonds	5,038,570	391,641	—	5,430,211
Equity securities	16,238,300	57,000	(783,485)	15,511,815
	89,916,577	1,894,363	(1,154,732)	90,656,208
	$100,095,389	1,953,359	(1,228,039)	100,820,709

During the year ended December 31, 2004, sales of investment securities available-for-sale totaled $9,960,826. These sales resulted in gross gains of $511,478 for 2004. During the year ended December 31, 2003, sales of investment securities available-for-sale totaled $15,349,744. These sales resulted in gross gains of $816,454 for 2003. There were no sales of investment securities available-for-sale for the year ended December 31, 2002.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized cost	Estimated fair value
Due in one year or less	$265,000	265,131
Due after one year through five years	5,021,393	5,128,113
Due after five years through ten years	35,867,113	36,262,252
Due after ten years	35,965,048	36,144,587
Equity securities	15,095,473	15,046,808
	$92,214,027	92,846,891

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individualized securities have been in a continuous unrealized loss position at December 31, 2004:

	Less than 12 months		12 months or more		Total
Description	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Government obligations	$30,959,851	(597,731)	—	—	30,959,851	(597,731)
Municipal securities	2,482,301	(23,945)	1,625,952	(62,515)	4,108,253	(86,460)
Mortgage-backed securities	5,102,483	(28,484)	3,645,255	(54,674)	8,747,738	(83,158)
Subtotal, debt securities	38,544,635	(650,160)	5,271,207	(117,189)	43,815,842	(767,349)
Equity securities	4,904,816	(99,131)	—	—	4,904,816	(99,131)
Total temporarly impaired securities	$43,449,451	(749,291)	5,271,207	(117,189)	48,720,658	(866,480)

 Because the securities identified in the table above are classified as available for sale, and carried at fair value with unrealized losses net of related tax effect recorded in stockholders’ equity, any charge to earnings in the future if the securities would be deemed by management to be other than temporarily impaired would not be expected to have a significant impact. None of the unrealized losses are related to credit deterioration. The Bank has the ability and intent to hold these securities until market values recover or until maturity date, if applicable.

(5)       Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	December 31
	2004	2003
Loans receivable	$3,339,313	3,184,334
Mortgage-backed securities	38,272	52,437
Investment securities	619,389	772,509
	$3,996,974	4,009,280

(6)       Office Properties and Equipment

Office properties and equipment at cost are summarized as follows:

	December 31,
	2004	2003
Land	$9,129,373	5,609,577
Land improvements	721,593	584,511
Office buildings	13,844,476	10,982,472
Leasehold improvements	499,296	499,296
Furniture, fixtures, and equipment	7,264,269	5,927,633
Construction in progress	157,403	607,837
	31,616,410	24,211,326
Less accumulated depreciation and amortization	(7,313,786)	(6,538,764)
	$24,302,624	17,672,562

Depreciation and amortization expense totaled $1,300,180, $1,153,959, and $834,635 for the years ended December 31, 2004, 2003, and 2002, respectively.

The bank is obligated under noncancelable leases primarily for office space. Rent expense under these leases for the years ended December 31, 2004, 2003, and 2002, was $106,000, $103,000, and $133,000, respectively. The projected minimum rentals under existing leases as of December 31, 2004 is as follows (in thousands):

Year ended December 31
2005	$108
2006	109
2007	110
2008	112
2009	114

(7)       Real Estate Activity

(a)       Real Estate Held for Development

On June 19, 2002, EFS Service Corporation, a wholly owned subsidiary of the Bank, purchased approximately 16 acres of land located in West Dundee, Illinois. This land was developed into 29 home-sites for single-family residences. On October 15, 2004, one of the model homes previously built was sold. In addition, on November 15, 2004, the 25 remaining developed lots were sold to a local homebuilder. As of December 31, 2004, this investment totaled $1.5 million and there were three homes in various stages of completion, one of which was under contract for sale.

(b)       Joint Ventures

EFS Service Corporation entered into two 50/50 joint venture agreements in 2003, known as Algonquin 80 LLC and Algonquin 36 LLC. Algonquin 80 LLC consisted of 80 acres of vacant land in Algonquin, Illinois to be developed into residential properties. This parcel was sold on December 29, 2004 and the outstanding loan paid in full. A gain of $2.6 million was recognized by the joint venture at the time of the sale. An additional $2.0 million of proceeds is yet to be recognized and is contingent on the occurrence of certain events. Algonquin 36 LLC consists of 36 acres of vacant land in Algonquin, Illinois. The strategy is for the joint venture to develop the parcel into commercial properties. The Bank made a loan to the joint venture, which totaled $8.8 million at December 31, 2004 and was used primarily for the acquisition of the land.

(8)       Deposits

Deposit balances are summarized as follows:

			Stated or weighted average rate			Stated or weighted average rate
	December 31, 2004			December 31, 2003
	Amount	Percent		Amount	Percent
Commercial checking accounts	$31,553,835	4.7%	—	$26,069,361	4.4%	—
NOW accounts – noninterest bearing	15,035,059	2.3	—	12,967,947	2.2	—
NOW accounts – interest bearing	42,447,439	6.3	0.50%	39,121,533	6.5	0.72%
Passbook	141,206,849	21.0	1.42	127,929,602	21.4	1.56
Money market accounts	118,040,320	17.6	1.62	145,529,681	24.4	1.84

Certificate accounts:
Fixed rates	268,412,822	40.0	2.87	190,376,683	31.9	3.07
Individual retirement accounts – 18-48 month fixed and variable rate	54,339,554	8.1	3.77	54,769,000	9.2	3.80
	$671,035,878	100.0%	2.07	$596,763,807	100.0%	2.16
Contractual maturity of certificate accounts ($100,000 or greater):
Under 3 months	$33,664,317	21.4%		$17,374,274	16.3%
Over 3 months through 6 months	6,404,577	4.1		17,468,267	16.4
Over 6 months through 12 months	18,533,015	11.8		24,645,733	23.1
Over 12 months	98,330,291	62.7		47,026,013	44.2
	$156,932,200	100.0%		$106,514,287	100.0%

The aggregate maturities of certificate accounts at December 31, 2004 are as follows (in thousands):

2005	$112,214
2006	160,921
2007	39,936
2008	8,816
2009	865
$322,752

Interest expense on deposits is summarized as follows for the years ended December 31:

	2004	2003	2002
Passbook accounts	$1,881,150	1,867,243	2,308,336
NOW accounts	197,406	258,451	320,846
Money market accounts	2,185,691	2,694,360	3,335,403
Certificate accounts	8,705,692	7,340,540	7,602,515
	$12,969,939	12,160,594	13,567,100

(9)       Borrowed Money

Borrowed money is summarized as follows:

		December 31, 2004		December 31, 2003
	Maturity	Weighted interest rate	Outstanding balance	Weighted interest rate	Outstanding balance
	(In thousands)
Advances from the Federal Home Loan Bank of Chicago:
	2004	—	$—	3.68%	$47,700
	2005	4.06%	33,000	4.72	23,000
	2006	3.09	31,000	3.02	15,000
	2007	3.38	38,000	—	—
	2008	4.18	25,000	4.24	19,000
	2009	3.64	10,000	—	—
	2010	5.85	65,000	5.85	65,000
	2011	4.66	35,000	4.66	35,000
		4.40%	$237,000	4.66%	$204,700

At December 31, 2004, the Savings Bank had $5,000,000 in overnight borrowings at a floating interest rate of 2.47%. These borrowings are included in the above table maturing in 2005. In addition, $5,000,000 of the advances due in 2008 have adjustable interest rates. All other advances have fixed interest rates. At December 31, 2004, $129,000,000 in advances are callable by the Federal Home Loan Bank of Chicago (FHLB) beginning in 2005.

The Savings Bank adopted a collateral pledge agreement whereby it has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, performing first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the FHLB. The carrying value of the collateral was approximately $506,211,000 at December 31, 2004. All stock in the FHLB is also pledged as additional collateral for these advances.

(10)     Income Taxes

Income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 is as follows:

	Year ended December 31
	2004	2003	2002
Current:
Federal	$2,578,400	2,520,966	2,727,959
State	540,425	689,802	430,787
	3,118,825	3,210,768	3,158,746
Deferred:
Federal	(752,318)	410,688	(184,908)
State	(88,506)	(2,782)	(91,499)
	(840,824)	407,906	(276,407)
Total income tax expense	$2,278,001	3,618,674	2,882,339

The actual Federal income tax expense for 2004 and 2003 differs from the “expected” income tax expense for those periods (computed by applying the statutory U.S. Federal corporate tax rate of 34% to earnings before income taxes) as follows:

	2004	2003	2002
Tax expense based on the statutory U.S. Federal corporate tax rate	$3,094,118	3,644,656	3,070,081
State income taxes, net of federal impact	298,267	453,433	269,747
Tax exempt interest income	(484,541)	(474,343)	(415,202)
Bank owned life insurance	(251,051)	(251,468)	(208,353)
Reduction of tax exposure reserve	(371,818)	—	—
Intangible amortization/impairment	26,411	71,912	—
Other, net	(33,385)	174,484	166,066
	$2,278,001	3,618,674	2,882,339

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$1,745,334	1,457,428
Loan fees	455,822	353,107
Capital loss carryforward	442,410	—
Deferred gain joint venture	388,180	—
Compensation expense	421,262	279,207
Deferred sales income	55,453	68,761
State net operating loss carryforward	133,391	151,493
Gross deferred tax assets	3,641,852	2,309,996
Deferred tax liabilities:
FHLB stock dividends	(1,222,843)	(953,523)
Depreciation	(1,049,746)	(828,033)
Unrealized gain or securities available-for-sale	(228,403)	(282,875)
Other, net	(2,306)	(2,306)
Gross deferred tax liabilities	(2,503,298)	(2,066,737)
Net deferred tax asset	$1,138,554	243,259

A tax benefit has been recorded for the other-than-temporary impairment charge on certain available for sale securities recorded in 2004 due to certain tax planning strategies that are available to the Company which enable the Company to recognize capital gains in the future to offset the capital loss carryforward. Retained earnings at December 31, 2004 include approximately $2,328,000 of tax bad debt reserves for which no provision for Federal or state income tax has been made. If, in the future this amount, or a portion thereof, is used for certain purposes, then a Federal and state tax liability, at the then-current corporate income tax rates, will be imposed on the amounts so used. The state net operating loss carryforwards total approximately $2,769,000 and will expire starting in 2015. No valuation allowance was required at December 31, 2004 due to the expiration and utilization of the charitable contribution carryforward in 2004.

(11)     Employee Benefit Plans

(a)       401(k) Plan and Trust

The Savings Bank adopted the Elgin Federal Financial Center 401(k) Employee Benefit Plan and Trust (Plan), effective November 1, 1986, for the exclusive benefit of eligible employees and their beneficiaries. The Plan is a qualified plan covering all employees of the Savings Bank who have completed at least six months of service for the Savings Bank and are age 20 or older. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 2% to 10% of their earnings, subject to Internal Revenue Service limitations. Matching contributions can be made at the Savings Bank’s discretion each plan year. There were no contributions by the Savings Bank during 2004, 2003, and 2002.

(b)       Employee Stock Ownership Plan (ESOP)

In conjunction with the Savings Bank’s conversion, the Company formed an ESOP. The ESOP covers substantially all employees that are age 21 or over and with at least 1,000 hours of service. The ESOP borrowed $8,961,298 from the Company and purchased 599,314 common shares issued in the Conversion. The loan has a 15 year term, with an interest rate of 8.50%. The Savings Bank intends to make discretionary contributions to the ESOP sufficient to service the requirements of the loan over a period of 15 years. During the years ended December 31, 2004, 2003, and 2002, 39,954 shares were allocated annually. ESOP expense for the years ended December 31, 2004, 2003, and 2002 totaled $1,020,361, $800,414, and $641,091, respectively. The fair value of unallocated shares totaled $8,327,000 and $8,593,000 at December 31, 2004 and 2003, respectively.

(c)       Stock Award Plan (SAP)

The Company has a SAP which may grant up to 4%, or 299,657 shares, of the common stock issued in the Company’s initial public offering to eligible directors, officers, and certain key employees of the Company. All shares available under the SAP have been granted. Shares vest as follows: 20% per year for five (5) years of continuous service. Deferred compensation relating to the shares granted under the SAP totaled $3,333,684, the fair value of the shares on the date of grant, and is being recognized as compensation expense as the participants vest in those shares. For the years ended December 31, 2004, 2003, and 2002, the Company recorded compensation expense of $37,813, $718,651, and $752,170, respectively.

Shares of the Company’s common stock were purchased by the SAP in the open market at a weighted average price of $12.37 per share. The aggregate purchase price of all nonvested shares acquired by the SAP is reflected as a reduction of stockholders’ equity as deferred compensation and additional paid-in capital.

(d)       Supplemental Executive Retirement Plan (SERP)

In 2002, the board of directors of the Bank adopted a SERP. This plan covers certain executives and directors of the Bank. For the years ended December 31, 2004 and 2003, the Company recorded compensation expense related to the SERP in the amount of $365,952 and $312,700, respectively.

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

A summary of the status of the Company’s stock option transactions under the plans for the years ended December 31, 2004, 2003, and 2002 is presented below:

	2004		2003		2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	591,171	$11.93	648,318	$10.99	771,500	$11.01
Forfeitures	—		—		(6,000)	11.125
Granted	120,500	25.48	67,500	19.33	—	—
Exercised	(166,492)	11.03	(124,647)	11.09	(117,182)	11.10
Outstanding at end of year	545,179	15.20	591,171	11.93	648,318	10.99
Exercisable at end of year	361,779	11.29	499,271	11.02	482,018	11.05

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

Quantitative measures established by regulation to ensure adequacy require the Savings Bank to maintain minimum amounts and ratios as set forth below. Management believes, as of December 31, 2004, that the Savings Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004 and 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. At December 31, 2004, there are no conditions or events since the most recent notification that management believes have changed the institution’s category.

The Savings Bank’s actual capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004:
Total capital (to risk weighted assets)	$79,619,000	10.96%	$58,142,000	8.0%	$72,677,000	10.0%
Tier I capital (to risk weighted assets)	79,261,000	10.91	29,071,000	4.0	43,606,000	6.0
Tier I capital (to average assets)	79,261,000	7.88	40,250,000	4.0	50,312,000	5.0

December 31, 2003:
Total capital (to risk weighted assets)	$74,630,000	11.74%	$50,865,000	8.0%	$63,582,000	10.0%
Tier I capital (to risk weighted assets)	73,743,000	11.60	25,433,000	4.0	38,149,000	6.0
Tier I capital (to average assets)	73,743,000	8.27	35,682,000	4.0	44,602,000	5.0

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

The Savings Bank’s standby letters of credit are conditional commitments issued by the Savings Bank to guarantee performance of a customer to a third party. The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business. Standby letters of credit are collateralized by mortgages, savings accounts, or liens on business assets. The fair value of the standby letters of credit approximates the amount of recorded related fees, which are not considered material. The maximum risk of accounting loss for these items, which is represented by the total commitment outstanding, totaled $11.5 million at December 31, 2004.

At December 31, 2004 and 2003, the Savings Bank had the following commitments:

	2004	2003
First mortgage loans	$8,303,000	7,306,000
Construction loans	804,000	4,210,000
Unused lines of credit	61,381,000	42,342,000
Standby letters of credit	11,476,000	5,434,000

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

The estimated fair values of the Company’s financial instruments are set forth in the following table.

	December 31
	2004		2003
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$30,910	30,910	21,876	21,876
Investment securities	92,847	92,847	90,656	90,656
Mortgage-backed securities	9,977	9,977	10,165	10,165
Loans receivable, net	807,834	810,068	716,884	723,090
Accrued interest receivable	3,997	3,997	4,009	4,009
Bank owned life insurance	19,150	19,150	17,986	17,986
Stock in FHLB of Chicago	12,024	12,024	10,878	10,878

Financial liabilities:
Nonmaturing deposits	$348,284	348,284	351,618	351,618
Deposits with stated maturities	322,752	325,231	245,146	249,094
Borrowed money	237,000	236,071	211,789	211,979
Accrued interest payable	1,424	1,424	1,218	1,218

The following methods and assumptions are used by the Company in estimating the fair value amounts for its financial instruments.

(a)       Cash and Cash Equivalents

The carrying value of cash and cash equivalents approximates fair value due to the short period of time between origination of the instrument and its expected realization.

(b)       Investment Securities, Mortgage-backed Securities, and FHLB Stock

The fair values of investment securities and mortgage-backed securities are estimated using quoted market prices. The fair value of FHLB stock is based on its redemption value.

(c)       Loans Receivable

The fair value of loans receivable is based on contractual cash flows adjusted for prepayment assumptions, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and remaining terms to maturity.

(d)       Accrued Interest Receivable and Payable

The carrying value of accrued interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization.

(e)       Bank Owned Life Insurance

The carrying value of bank owned life insurance approximates its fair value. Bank owned life insurance, for reporting purposes, is reflected at its cash value.

(f)        Deposits

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

(g)       Borrowed Funds

The fair value of fixed rate FHLB advances is the present value of the contractual cash flows discounted by the current rate offered for similar remaining maturities. For variable rate advances, the carrying value approximates fair value. The carrying value of the overnight borrowings at LaSalle approximates fair value due to the daily repricing.

(16)     Condensed Parent Company Only Financial Information

Presented below is the condensed balance sheets as of December 31, 2004 and 2003 and statements of income and cash flows for each of the years ended in the three-year period for EFC Bancorp, Inc. These statements should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	December 31
	2004	2003
Assets:
Cash and cash equivalents	$4,218,630	1,353,134
Mortgage-backed securities available-for-sale, at fair value	131,216	234,538
Investment securities available-for-sale, at fair value	300,000	300,000
Equity investment in majority owned subsidiary	(706,245)	(144,888)
Equity investment in the Savings Bank	79,619,375	74,471,363
Accrued interest receivable	1,532	2,095
Other assets	2,757,847	3,018,432
Total assets	$86,322,355	79,234,674
Liabilities:
Other liabilities	$787,556	989,388
Minority interest	—	(158,666)
Stockholders’ equity	85,534,799	78,403,952
Total liabilities and stockholders’ equity	$86,322,355	79,234,674

Statements of Income

	Year ended December 31
	2004	2003	2002
Dividends from Savings Bank	$2,581,215	2,367,914	2,196,801
Equity in undistributed earnings of the Savings Bank	5,174,676	5,700,084	4,571,914
Interest income	637,397	654,914	703,784
Noninterest expense	(1,639,414)	(1,697,983)	(1,577,932)
Income before income taxes and minority interest	6,753,874	7,024,929	5,894,567
Income tax benefit	68,472	75,973	195,063
Income before minority interest	6,822,346	7,100,902	6,089,630
Minority interest	—	83,539	57,682
Net income	$6,822,346	7,184,441	6,147,312

Statements of Cash Flows

	Year ended December 31
	2004	2003	2002
Operating activities:
Net income	$6,822,346	7,184,441	6,147,312
Equity in undistributed earnings of the Savings Bank	(5,174,676)	(5,700,084)	(4,571,914)
Deficit in undistributed loss of majority owned subsidiary	402,691	417,698	305,856
Amortization of premiums	1,527	3,030	6,079
ESOP plan shares committed to be released, at cost	597,420	597,420	597,420
Stock award plan shares allocated	37,813	509,125	752,170
Change in fair value of ESOP shares committed to be released	422,933	412,512	43,671
Minority interest in subsidiary	158,666	(83,539)	(75,127)
(Increase) decrease in other assets	260,309	(23,089)	(449,990)
Decrease in accrued interest receivable	563	1,658	2,411
Increase (decrease) in other liabilities	(201,832)	138,834	101,396
Net cash provided by operating activities	3,327,760	3,458,006	2,859,284
Investing activities:
Principal repayments on mortgage-backed securities available-for-sale	102,504	274,417	371,630
Cash used in acquisition of majority owned subsidiary	—	—	(420,000)
Net cash provided by (used in) investing activities	102,504	274,417	(48,370)
Financing activities:
Cash dividends paid	(2,581,215)	(2,367,914)	(2,196,801)
Purchase of treasury stock	(268,963)	(2,560,340)	(956,564)
Stock options exercised	2,285,410	717,616	785,178
Net cash used in financing activities	(564,768)	(4,210,638)	(2,368,187)
Net increase (decrease) in cash and cash equivalents	2,865,496	(478,215)	442,727
Cash and cash equivalents at beginning of year	1,353,134	1,831,349	1,388,622
Cash and cash equivalents at end of year	$4,218,630	1,353,134	1,831,349

(17)     Selected Quarterly Financial Data (Unaudited)

A summary of consolidated operating results on a quarterly basis is as follows:

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(In thousands, except per share data)
Interest income	$11,447	11,233	11,838	12,436
Interest expense	5,388	5,411	6,004	6,200
Net interest income before provision for loan losses	6,059	5,822	5,834	6,236
Provision for loan losses	150	190	210	210
Net interest income after provision for loan losses	5,909	5,632	5,624	6,026
Noninterest income	1,616	1,461	1,290	1,612
Noninterest expense	4,737	5,001	5,345	4,997
Income before income tax expense and minority interest	2,788	2,092	1,569	2,641
Income tax expense	824	553	351	550
Income before minority interest	1,964	1,539	1,218	2,091
Minority interest	6	4	—	—
Net income	$1,970	1,543	1,218	2,091
Earnings per share:
Basic	$0.46	0.36	0.28	0.48
Diluted	0.43	0.34	0.27	0.45

In the fourth quarter of 2004, the Company recorded a $1.1 million other-than-temporary pre-tax impairment charge relating to its investment in Fannie Mae preferred stock and a $1.4 million gain on sale of property owned by one of its joint ventures, and reduced its accrued income tax liability by approximately $200,000, which resulted from a detailed analysis completed by the Company of tax amounts due and related tax uncertainties.

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

Item 9A. Controls and Procedures.

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

Item 9B.  Other Information.

The following disclosures would otherwise have been filed on Form 8-K under the heading: “Item 1.01. Entry into a Material Definitive Agreement”:

On December 21, 2004, the Board of Directors granted Randy C. Blackburn and R. Scott Reining options to purchase 5,000 shares of the Company’s common stock at an exercise price of $24.90 per share.  The form of the Company’s stock option award agreement is attached as Exhibit 10.10 to this report.  The Board also approved and ratified the following Board fees for outside directors for the second half of 2004: $3,000 retainer fee for the Company; $3,000 per meeting attendance fee ($5,500 per meeting attended for Director Anderson as Vice Chairman); and a $200 or $300 fee for each committee meeting attended for the Bank (depending on the committee, except that no such fees are paid for attending a meeting of the Executive or CRA Committees).

The following disclosures would otherwise have been filed on Form 8-K under the heading: “Item 2.06. Material Impairments”:

During the fourth quarter the Company recorded a $1.1 million other-than-temporary, non-cash, nonoperating pre-tax impairment charge relating to the Company’s write-down of its investment in Fannie Mae preferred.  The Company recorded the write-down, in accordance with GAAP, because the fair value has been below cost for an extended period and a recovery in fair value is not assured within a reasonably short period of time.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrants’ Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2005, at pages 7 through 9 and 19.  Information regarding executive officers is included under the caption “Executive Officers” on page 33 of this report.

The Registrant has adopted a Code of Ethics and Business Conduct.

Item 11. Executive Compensation.

The information relating to director and executive compensation is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2005, at pages 13 through 15.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2005, at pages 6 and 7.

Equity Compensation Plan Information as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	545,179	$15.20	49,899
Equity compensation plans not approved by security holders	—	—	—
Total	545,179	$15.20	49,899

Item 13. Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2005, at page 21.

Item 14. Principal Accountant Fees and Expenses.

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

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

3.     Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
3.1	Certificate of Incorporation of EFC Bancorp, Inc. (1)
3.2	By-Laws of EFC Bancorp, Inc. (1)
4.0	Stock Certificate of EFC Bancorp, Inc. (1)
10.1	EFC Bancorp, Inc. 2000 Stock Option Plan (3)
10.2	Amended and Restated EFC Bancorp, Inc. 1998 Stock Based Incentive Plan (2)
10.3	Form of Employment Agreement between Elgin Financial Savings Bank and certain executive officers (1)
10.4	Form of Employment Agreement between EFC Bancorp, Inc. and certain executive officers (1)
10.5	Form of Change in Control Agreement between Elgin Financial Savings Bank and certain executive officers (1)
10.6	Form of Change in Control Agreement between EFC Bancorp, Inc. and certain executive officers (1)
10.8	Form of Elgin Financial Savings Bank Supplemental Executive Retirement Plan (1)
10.9	Form of Elgin Financial Savings Bank Management Supplemental Executive Retirement Plan (1)
10.10	Form of Stock Option Award Agreement (filed herewith)
10.11	Amendment to the EFC Bancorp, Inc. Employment Agreement with Barrett J. O’Connor filed on Form 8-K February 17, 2005.
10.12	Amendment to the EFC Bancorp, Inc. Employment Agreement with James J. Kovac filed on Form 8-K February 17, 2005.
10.13	Amendment to the EFC Bancorp, Inc. Employment Agreement with Leo M. Flanagan, Jr. filed on Form 8-K February 17, 2005.
11.0	Statement Re: Computation of Per Share Earnings Incorporated herein by reference to Footnote 2 on page F-10 of this document.
13.0	Selected Consolidated Financial and Other Data (filed herewith)
14.1	Code of Ethics and Business Conduct Incorporated herein by reference to Form 10-K filed on March 19, 2004.
21.0	Subsidiary information incorporated herein by reference to “Part 1 - Subsidiaries”
23.0	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

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

EFC Bancorp, Inc.
(Registrant)

March 17, 2005	/s/ Barrett J. O’Connor
Barrett J. O’Connor,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities, and on the dates indicated:

NAME	TITLE	DATE

/s/ Barrett J. O’Connor	Chief Executive Officer	March 17, 2005
Barrett J. O’Connor	and Director (principal executive officer)

/s/ James J. Kovac	President, Chief Operating Officer	March 17, 2005
James J. Kovac	and Director

/s/ Leo M. Flanagan, Jr.	Director and Chairman of the Board	March 17, 2005
Leo M. Flanagan, Jr.

/s/ Thomas I. Anderson	Director	March 17, 2005
Thomas I. Anderson

/s/ Eric J. Fernandez	Director	March 17, 2005
Eric J. Fernandez

/s/ Randolph W. Brittain	Director	March 17, 2005
Randolph W. Brittain

/s/ Peter A. Traeger	Director	March 17, 2005
Peter A. Traeger

/s/ James A. Alpeter	Director	March 17, 2005
James A. Alpeter

/s/ Larry M. Narum	Director	March 17, 2005
Larry M. Narum