Form 10-Q
period 2005-03-31
EFC BANCORP INC
filed 2005-05-13
CIK 1047947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
Yes  ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,789,263 shares of common stock, par value $0.01 per share, were outstanding as of May 10, 2005.

EFC Bancorp, Inc.

Form 10-Q

For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

EFC BANCORP, INC.

Item 1. Financial Statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
Assets
Cash and cash equivalents:
On hand and in banks	$4,055,005	5,327,541
Interest bearing deposits with financial institutions	13,630,924	25,582,585
Total cash and cash equivalents	17,685,929	30,910,126

Loans receivable, net	819,126,158	807,833,561
Mortgage-backed securities available-for-sale, at fair value	11,137,427	9,976,804
Investment securities available-for-sale, at fair value	99,483,088	92,846,891
Stock in Federal Home Loan Bank of Chicago, at cost	12,188,300	12,023,700
Accrued interest receivable	4,267,585	3,996,974
Office properties and equipment, net	24,346,694	24,302,624
Real estate held for development	1,117,176	1,544,818
Bank owned life insurance	19,328,386	19,149,802
Other assets	2,864,841	1,329,898

Total assets	$1,011,545,584	1,003,915,198

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$689,586,996	671,035,878
Borrowed money	220,000,000	237,000,000
Accrued expenses, income taxes payable and other liabilities	15,846,875	10,344,521

Total liabilities	925,433,871	918,380,399

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	73,521,026	73,237,074
Retained earnings, substantially restricted	51,509,202	50,823,162
Treasury stock, at cost, 2,702,921 and 2,746,921 shares at March 31, 2005 and December 31, 2004, respectively	(33,610,801)	(34,131,491)
Unearned employee stock ownership plan (ESOP), 309,647 and 319,636 shares at March 31, 2005 and December 31, 2004, respectively	(4,630,004)	(4,779,359)
Unearned stock award plan, 3,953 and 4,202 shares at March 31, 2005 and December 31, 2004, respectively	(43,974)	(46,747)
Accumulated other comprehensive income	(708,650)	357,246

Total stockholders’ equity	86,111,713	85,534,799

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$1,011,545,584	1,003,915,198

See accompanying notes to unaudited consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three months ended March 31, 2005 and 2004

	Three months ended March 31,
	2005	2004

Interest income:
Loans secured by real estate	$7,491,183	8,031,179
Other loans	3,619,704	2,081,614
Mortgage-backed securities available-for-sale	105,060	89,814
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,328,758	1,243,937
Total interest income	12,544,705	11,446,544

Interest expense:
Deposits	3,641,813	2,982,458
Borrowed money	2,596,620	2,405,721
Total interest expense	6,238,433	5,388,179

Net interest income before provision for loan losses	6,306,272	6,058,365
Provision for loan losses	220,000	150,000
Net interest income after provision for loan losses	6,086,272	5,908,365

Noninterest income:
Service fees	742,870	582,259
Insurance and brokerage commissions	127,988	196,871
Information technology sales and service income, net	93,205	126,463
Gain on sale of property	35,975	149,396
Gain on sale of securities	—	47,527
Gain on sale of loans	55,050	235,381
Bank owned life insurance	214,387	228,200
Other	20,286	50,192
Total noninterest income	1,289,761	1,616,289

Noninterest expense:
Compensation and benefits	3,252,277	2,783,505
Office building, net	760,368	687,318
Federal insurance premiums	24,105	22,620
Advertising	216,929	208,171
Data processing	281,797	276,081
NOW/checking account expenses	157,880	124,190
Intangible amortization	28,506	16,701
Other	725,241	617,957
Total noninterest expense	5,447,103	4,736,543

Income before income taxes and minority interest	1,928,930	2,788,111

Income tax expense	517,209	824,351

Income before minority interest	1,411,721	1,963,760

Minority interest	—	6,451

Net income	$1,411,721	1,970,211

Earnings per share:
Basic	$0.32	0.46
Diluted	0.30	0.43

See accompanying notes to unaudited consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the three months ended March 31, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net income	$1,411,721	1,970,211
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	17,807	20,488
Provision for loan losses	220,000	150,000
FHLB of Chicago stock dividends	(164,600)	(176,700)
Stock award plan shares allocated	2,773	8,344
ESOP shares committed to be released	149,355	149,355
Change in fair value of ESOP shares	283,952	114,248
Depreciation of office properties and equipment	377,973	302,221
Gain on sale of securities	—	(47,527)
Gain on sale of loans receivable	(55,050)	(235,381)
Change in minority interest in subsidiary	—	(6,451)
Increase in bank owned life insurance	(178,584)	(192,215)
Intangible amortization	28,506	16,701
(Increase) decrease in accrued interest receivable and other assets, net	(1,158,566)	610,935
Increase in income taxes payable, accrued expenses and other liabilities, net	5,495,208	2,624,237

Net cash provided by operating activities	6,430,495	5,308,466

Cash flows from investing activities:
Net increase in loans receivable	(13,949,093)	(1,517,361)
Purchases of loans receivable	(2,659,407)	(20,759,880)
Proceeds from the sale of loans receivable	5,150,951	25,672,200
(Increase) decrease in real estate held for development	427,642	(114,134)
Purchases of mortgage-backed securities available-for-sale	(1,991,712)	—
Principal payments on mortgage-backed securities available-for-sale	760,626	1,012,145
Maturities of investment securities available-for-sale	363,210	23,125,837
Purchases of investment securities available-for-sale	(8,694,120)	(12,543,717)
Proceeds from the sale of investment securities	—	904,207
Purchases of office properties and equipment	(422,043)	(465,092)

Net cash (used in) provided by investing activities	(21,013,946)	15,314,205

Cash flows from financing activities:
Net increase in deposits	18,551,118	30,923,094
Proceeds from borrowed money	64,000,000	46,000,000
Repayments on borrowed money	(81,000,000)	(61,577,880)
Purchase of treasury stock	—	(268,963)
Stock options exercised	520,690	221,767
Cash dividends paid	(712,554)	(618,485)
Net cash provided by financing activities	1,359,254	14,679,533

Net increase (decrease) in cash and cash equivalents	(13,224,197)	35,302,204
Cash and cash equivalents at beginning of period	30,910,126	21,875,988

Cash and cash equivalents at end of period	$17,685,929	57,178,192

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,380,313	5,442,012
Income taxes	500,000	—

See accompanying notes to unaudited consolidated financial statements.

EFC BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of EFC Bancorp, Inc. (the Company), its wholly-owned subsidiaries, Computer Dynamics Group, Inc. (CDGI), EFS Bank (the Bank) and its wholly-owned subsidiary, EFS Service Corporation of Elgin.  Certain amounts for the prior period have been reclassified to conform to the current period presentation.  The Company operates as a single segment.

In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.  All significant intercompany transactions have been eliminated in consolidation.  These interim financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and therefore certain information and footnote disclosures normally included in annual financial statements presented in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.  Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank.  Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank.

Note 2: COMPREHENSIVE INCOME

The Company’s comprehensive income for the three month periods ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31,
	2005	2004
Net income	$1,411,721	1,970,211
Other comprehensive income, net of tax: Unrealized holding gains/(losses) on securities arising during the period, net of tax effect	(1,065,896)	926,496
Reclassification adjustment for net gain on sales of securities realized in net income, net of tax	—	(29,942)

Comprehensive income	$345,825	2,866,765

There were no sales of securities for the three months ended March 31, 2005.  For the three month period ended March 31, 2004 the sale of securities resulted in gains of $47,527 ($29,942 net of tax effect).

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

Presented below are the calculations for the basic and diluted earnings per share:

	Three months ended March 31,
	2005	2004

Basic:
Net income	$1,411,721	1,970,211

Weighted average shares outstanding	4,446,769	4,239,568

Basic earnings per share	$0.32	0.46
Diluted:

Net income	$1,411,721	1,970,211

Weighted average shares outstanding	4,446,769	4,239,568
Effect of dilutive stock options outstanding	199,815	309,071
Diluted weighted average shares outstanding	4,646,584	4,548,639

Diluted earnings per share	$0.30	0.43

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

	For the Three Months Ended March 31,
	2005	2004

Net income as reported	$1,411,721	1,970,211
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	2,773	8,344
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(36,875)	(26,584)
Pro forma net income	$1,377,619	1,951,971

Basic earnings per share
As reported	$0.32	0.46
Pro forma	0.31	0.46

Diluted earnings per share
As reported	$0.30	0.43
Pro forma	0.30	0.43

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Set forth below are highlights and significant items for the first quarter of 2005:

•                  The Bank continues to experience margin compression as a result of short-term interest rates increasing at a faster rate than long-term rates over the last several months;

•                  Diluted earnings per share were $0.30 for the quarter and $0.43 for the comparable prior year period;

•                  Net income was $1.4 million for the quarter and $2.0 million for the comparable prior year period;

•                  Return on average equity was 6.55% for the quarter and 9.86% for the comparable prior year period.

The following analysis discusses changes in the financial condition at March 31, 2005 and results of operations for the three months ended March 31, 2005, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

Critical Accounting Policy

The allowance for loan and lease losses is considered by management to be a critical accounting policy.  The allowance for loan losses is maintained through provisions for loan losses based on management’s on-going evaluation of the risks in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank’s primary lending area.  The allowance for loan losses is maintained at an amount management considers adequate to cover probable losses in its portfolio, based on information currently known to management.  The Bank’s loan loss allowance determination also incorporates factors and analyses which consider the probable principal loss associated with the loans, costs of acquiring the property and securing the loan through foreclosure or deed in lieu of foreclosure.  While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans and other factors, both within and outside of management’s control.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the SEC, including its 2004 Annual Report on Form 10-K.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets at March 31, 2005 were $1.012 billion, which represented an increase of $8.0 million, or 0.80%, compared to $1.004 billion at December 31, 2004. The increase in total assets was primarily a result of an increase in net loans receivable of $11.3 million, or 1.4%, to $819.1 million at March 31, 2005 from $807.8 million at December 31, 2004.  The increase was the result of increases of $8.2 million in multi-family loans, $7.8 million in construction and land loans and $2.2 million in home equity loans, the effect of which was offset by a $3.8 million decrease in commercial business loans.  This growth is consistent with management’s long-term strategy for the Bank, which includes branch expansion and competitive pricing of deposit accounts in its local market area.  In addition, investment securities increased $6.7 million, or 7.2%, to $99.5 million at March 31, 2005 from $92.8 million at December 31, 2004 and mortgage-backed securities increased $1.1 million, or 11.6%, to $11.1 million at March 31, 2005 from $10.0 million at December 31, 2004.  These increases were partially offset by decreases in cash and cash equivalents of $13.2 million, or 42.8%, to $17.7 million at March 31, 2005 from $30.9 million at December 31, 2004 and real estate owned for development of $428,000, or 27.7%, to $1.1 million at March 31, 2005 from $1.5 million at December 31, 2004.  The loan growth was funded by increases in deposits and the reduction in cash and cash equivalents for the three months ended March 31, 2005.  Deposits increased $18.6 million, or 2.8%, to $689.6 million at March 31, 2005 from $671.0 million at December 31, 2004.  Borrowed money, representing FHLB advances, decreased $17.0 million to $220.0 million at March 31, 2005 from $237.0 million at December 31, 2004.  Stockholders’ equity increased $577,000 to $86.1 million at March 31, 2005 from $85.5 million at December 31, 2004.  The increase in stockholders’ equity was primarily the result of the Company’s net income for the three months ended March 31, 2005, which was partially offset by dividends paid and a decrease of $1.1 million in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio.

Comparison of Operating Results For the Three Months Ended March 31, 2005 and 2004

General.  The Company’s net income decreased $558,000, or 28.4%, to $1.4 million for the three months ended March 31, 2005 as compared to the prior year period.

Interest Income.  Interest income increased $1.1 million, or 9.6%, to $12.5 million for the three months ended March 31, 2005, compared to the same period in 2004.  This increase resulted from an increase in the average balance of interest-earning assets, partially offset by a decrease in the average rate earned on interest-earning assets.  The average yield on interest-earning assets decreased by 3 basis points to 5.36% for the three months ended March 31, 2005 from 5.39% for the three months ended March 31, 2004.  The average balance of interest-earning assets increased by $89.7 million, or 10.4%, to $953.0 million for the three months ended March 31, 2005 from $863.3 million for the comparable period in 2004.  This increase resulted primarily from an increase in the average balance of loans receivable of $89.5 million from $724.6 million for the three months ended March 31, 2004 to $814.1 million for the three months ended March 31, 2005.

Mortgage loan interest income decreased by $540,000 for the three months ended March 31, 2005 compared with the same period in 2004.  The average balance of mortgage loans decreased $6.2 million to $563.7 million and the mortgage loan yield decreased by 32 basis points from 5.64% to 5.32%.  The decrease in yield is partially due to the sale of $32.7 million of fixed rate loans in March 2004.  These loans had an average rate of 5.62%.  Interest income from other loans increased $1.5 million for the three months ended March 31, 2005.  This increase resulted from a combination of an increase in average balance of $95.7 million to $250.3 million, and a 40 basis point increase in yield from 5.38% for the three months ended March 31, 2004 to 5.78% for the three months ended March 31, 2005.  Of the increase in other loans, $39.8 million is attributed to commercial real estate and business loans, which increased 31.6%, to $166.0 million for the three months ended March 31, 2005 from $126.2 million for the comparable period in 2004.  Interest income from investment securities including stock in the Federal Home Loan Bank of Chicago, mortgage-backed securities and short-term deposits increased $100,000 to $1.4 million for the three months ended March 31, 2005, compared with the same period in 2004.  The average balance increased $214,000 and the yield increased 29 basis points from 3.84% for the three months ended March 31, 2004 to 4.13% for the three months ended March 31, 2005.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense increased by $850,000, or 15.8%, to $6.2 million for the three months ended March 31, 2005, compared to the same period in 2004.  This increase resulted from a combination of an increase in the average balance of interest-bearing liabilities, and an increase in the average rate paid on those interest-bearing liabilities.  The average balance of interest-bearing liabilities increased by $84.4 million, or 10.8%, to $863.1 million for the three months ended March 31, 2005 from $778.7 million for the three months ended March 31, 2004.  This increase is partially due the opening of the Company’s ninth full service branch in September 2004.  This change reflects a $53.1 million increase in deposit accounts, which is attributable to a $19.1 million increase in passbook savings accounts, a $63.2 million increase in certificates of deposit and a $3.5 million increase in NOW accounts.  These increases were partially offset by a decrease of $32.7 million in money market accounts.  In addition, borrowings increased $31.3 million to $232.0 million for the three months ended March 31, 2005 from $200.7 million for the comparable period in 2004.  The average rate paid on deposits increased by 25 basis points to 2.31% for the three months ended March 31, 2005 from 2.06% for the comparable prior year period.  The average rate paid on borrowed money decreased by 31 basis points to 4.48% for the three months ended March 31, 2005 from 4.79% for the three months ended March 31, 2004.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $248,000, or 4.1%, to $6.3 million for the three months ended March 31, 2005 from $6.1 million for the comparable period in 2004.  The average balance of interest-earning assets increased $89.7 million for the three months ended March 31, 2005 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of increases in the average balance of investment securities of $14.4 million and a $95.7 million increase in other loans.  These increases were partially offset by a $17.3 million decrease in cash and cash equivalents and a $6.2 million decrease in mortgage loans.  The tax equivalent net interest margin as a percent of interest-earning assets decreased by 15 basis points to 2.74% for the three months ended March 31, 2005 from 2.89% for the comparable period in 2004.  The Bank continues to experience margin compression as a result of the recent interest rate environment and efforts to reduce interest rate risk.  These efforts included the sale of approximately $32.7 million of fixed rate mortgage loans in March 2004.  Increasing the net interest margin is dependent on the Bank’s ability to generate higher-yielding assets and lower-cost deposits.  Management continues to closely monitor the net interest margin.

Provision for Loan Losses.  The provision for loan losses increased by $70,000, to $220,000 for the three months ended March 31, 2005 from $150,000 in the comparable prior year period.  The increase in the provision for loan losses is primarily due to the growth and increased risk in the loan portfolio based on a greater emphasis placed on commercial lending, which involves a higher degree of risk.  At March 31, 2005, December 31, 2004 and March 31, 2004, non-performing loans totaled $2.9 million, $2.9 million and $2.6 million, respectively.  At March 31, 2005, the ratio of the allowance for loan losses to non-performing loans was 160.5% compared to 153.5% at December 31, 2004 and 148.9% at March 31, 2004.  The ratio of the allowance to total loans was 0.58%, 0.56% and 0.55%, at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.  There were no net charge-offs for the three months ended March 31, 2005. Net charge-offs for the three months ended March 31, 2004 totaled $12,000.  Management periodically performs an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $1.3 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively.  The decrease in noninterest income is primarily attributable to decreases of $180,000 in gain on sale of loans, $113,000 in gain on sale of property, $48,000 in gain on sale of securities, $68,000 in insurance and brokerage commissions and $33,000 in revenues generated by Computer Dynamics Group, Inc. (“CDGI”).  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for CDGI’s services.  The impact of these decreases was partially offset by increases of $161,000 in service fees, which increased primarily due to the growth in the number of deposit accounts.

Noninterest Expense.  Noninterest expense increased $711,000, to $5.4 million for the three months ended March 31, 2005 from $4.7 million for the comparable period in 2004.  Of this increase, $469,000 is directly related to compensation and benefits.  In addition, expenses relating to office building operations increased $73,000 resulting from the costs related to a new branch office placed in service in September 2004 and $37,000 relating to professional audit and outsourced internal audit fees.  The increase in these audit fees is directly related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2005.  The increase in compensation and benefits is primarily due to a combination of annual salary increases and the addition of staff.  The additional staff is related to the new branch office opened in September 2004 and the expansion of the commercial loan department.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $517,000 and $824,000 for the three months ended March 31, 2005 and 2004, respectively.  The effective tax rate was 26.8% and 29.6% for the three months ended March 31, 2005 and 2004, respectively.  The decrease in income tax expense and the effective tax rate was primarily the result of a decrease in income before income taxes and minority interest of $859,000 to $1.9 million for three months ended March 31, 2005 from $2.8 million for the comparable prior year period.  In addition, the permanent items utilized in the tax calculation remained consistent for the three months ended March 31, 2004 to the three months ended March 31, 2005.

Liquidity and Capital Resources

The Company’s primary source of funding for dividends and periodic stock repurchases have been dividends from the Bank.  The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the Office of Thrift Supervision’s regulations.

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

In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market.  As of March 31, 2005, the

Company repurchased a total of 3,087,081 shares of the Company’s common stock at an average price per share of $12.11 since becoming a public company in 1998.  There currently is no formal repurchase plan in place and there were no shares repurchased during the three months ended March 31, 2005.

The Bank’s most liquid assets are cash and interest-bearing deposits with financial institutions. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.  At March 31, 2005, cash and interest-bearing deposits with financial institutions totaled $17.7 million, or 1.8% of total assets.

See the “Consolidated Statements of Cash Flows” in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the three months ended March 31, 2005 and 2004.

At March 31, 2005, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank’s regulatory capital ratios at March 31, 2005:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2005:
Total capital (to risk weighted assets)	$79,389,000	10.78%	$58,931,000	8.0%	$73,663,000	10.0%
Tier I capital (to risk weighted assets)	79,969,000	10.86	29,465,000	4.0	44,198,000	6.0
Tier I capital (to average assets)	79,969,000	7.91	40,422,000	4.0	50,528,000	5.0

At March 31, 2005, the Company had a Total Capital to Total Assets ratio of 8.51%.

On March 16, 2005, the Company announced its first quarter dividend of $0.1625 per share.  The dividend was paid on April 12, 2005 to stockholders of record on March 31, 2005.

Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  Those financial instruments primarily include commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation of the customer.  The Bank’s exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those financial instruments.  The commitments to originate first mortgage loans represent amounts which the Bank plans to fund within a period of 30 to 90 days.

The Bank’s approved, but unused lines of credit are based on underwriting standards that allow total borrowings, including the equity line of credit to exceed 80% of the current appraised value of the customer’s residence.  The Bank charges a 1% higher interest rate on home equity lines of credit up to 90% of the home’s current appraised value.

The Bank’s standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business.  Standby letters of credit are collateralized by mortgages, savings accounts or liens on business assets.  The fair value of standby letters of credit approximates the amount of recorded related fees.  The maximum risk of accounting loss for these items, which is represented by the total commitment outstanding, totaled $11.5 million at March 31, 2005.

At March 31, 2005 and December 31, 2004, the bank had the following commitments to extend credit:

	March 31, 2005	December 31, 2004
First mortgage loans	$7,825,000	$8,303,000
Construction loans	1,732,000	804,000
Unused lines of credit	53,695,000	61,381,000
Standby letters of credit	11,472,000	11,476,000

Contractual Obligations

The Bank has certain obligations and commitments to make future payments under contract.  There has been no material change in contractual obligations from December 31, 2004.

Recent Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”).  SOP 03-3 addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investors initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004.  Adoption of this Statement had no impact on the Company’s consolidated financial statements.

In March 2004, the FASB ratified a consensus on EITF 03-1,  “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”).  EITF 03-1 provides guidance for determining when an investment is impaired, whether the impairment is other than temporary and measuring an impairment loss.  EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments.  The impairment accounting guidance was to become effective for reporting periods beginning after June 15, 2004.  The new disclosure requirements are effective for annual reporting periods after June 15, 2004.  In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (123R), “Share Based Payment, an amendment of FASB Statements No. 123 and 95.  SFAS No. 123R will require compensation cost relating to share-based payment transactions be recognized in consolidated financial statements.  In April 2005, the SEC delayed the effective date of 123R to the Company’s fiscal year beginning January 1, 2006.  The Company has not yet completed its evaluation of the Standard, but anticipates that it will not have a material impact on earnings and earnings per share beginning with the first quarter of 2006.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.  SAB 107 provides guidance related to valuation methods (including assumptions such as expected volatility and expected term), accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and results of Operations subsequent to adoption of Statement 123R.

Average Balance Sheet

The following tables set forth certain information relating to the Bank for the three months ended March 31, 2005 and 2004, respectively.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs.  Average balances are derived from average monthly balances.  The yields and costs include fees, which are considered adjustments to yields.  Tax exempt income has been calculated on a tax equivalent basis using a tax rate of 34% and amounted to $219,000 and $190,000 for the three months ended March 31, 2005 and 2004, respectively.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average			Average
(in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$27,921	206	2.95%	44,052	210	1.91%
Investment securities	99,621	1,342	5.39%	85,253	1,223	5.74%
Mortgage-backed securities	11,435	105	3.67%	9,458	90	3.80%
Mortgage loans	563,707	7,491	5.32%	569,937	8,031	5.64%
Other loans	250,345	3,620	5.78%	154,678	2,082	5.38%
Total interest earning assets	953,029	12,764	5.36%	863,378	11,636	5.39%
Noninterest earning assets	61,385			50,040
Total assets	$1,014,414			913,418
Liabilities and stockholders’ equity Interest-bearing liabilities Deposits:
Money market accounts	$110,674	488	1.76%	143,364	570	1.59%
Passbook savings accounts	148,632	630	1.69%	129,510	442	1.37%
NOW Accounts	42,451	59	0.56%	38,974	48	0.49%
Certificates of deposit	329,299	2,465	2.99%	266,137	1,922	2.89%
Total deposits	631,056	3,642	2.31%	577,985	2,982	2.06%
FHLB Advances	232,000	2,596	4.48%	200,700	2,406	4.79%
Total interest-bearing liabilities	863,056	6,238	2.89%	778,685	5,388	2.77%
Noninterest-bearing liabilities	65,084			54,821
Total liabilities	928,140			833,506
Total stockholders’ equity	86,274			79,912
Total liabilities and stockholders’ equity	$1,014,414			913,418
Net interest income before provision for loan losses		6,526			6,248
Interest rate spread			2.47%			2.62%
Net interest margin as a percent of interest earning assets			2.74%			2.89%
Ratio of interest-earning assets to interest-bearing liabilities			110.42%			110.88%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates.  The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 3% increase or 2% decrease in rates, whichever produces a larger decline.  The higher the institution’s Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be.  The following NPV Table sets forth the Bank’s NPV as of March 31, 2005.  These results are not materially different from the results as of December 31, 2004.

Change in Interest Rates in Basis Points	Net Portfolio Value			NPV as % of Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	% Change
	(In thousands)

+300	$49,040	$(42,702)	(46.55)%	5.36%	(41.87)%
+200	62,274	(29,468)	(32.12)	6.63	(28.09)
+100	76,891	(14,851)	(16.19)	7.95	(13.77)
Static	91,742	—	—	9.22	—
-100	95,188	3,446	3.76	9.27	0.54
-200	96,463	4,721	5.15	9.52	3.25

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

Item 4.    Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The annual meeting of shareholders was held April 19, 2005.  Directors whose terms continued are as follows:  Thomas I. Anderson (2006), Barrett J. O’Connor (2006), Larry M. Narum (2006), James J. Kovac (2007), Randolph W. Brittain (2007) and Eric J. Fernandez (2007).  The following proposals were voted on by the stockholders.

PROPOSAL	FOR	WITHHELD	ABSTAIN	BROKER NON-VOTES

1) Election of Directors – nominees for three year term
Leo M. Flanagan, Jr.	3,606,648	62,607	N/A	N/A
Peter A. Traeger	3,607,877	61,378	N/A	N/A
James A. Alpeter	3,573,266	95,989	N/A	N/A

2) Approval of appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for the Year ending December 31, 2005	3,661,049	6,822	1,384	N/A

Item 5.                                                             Other Information.

None.

Item 6.	Exhibits

	(a)	Exhibits
		3.1	Certificate of Incorporation of EFC Bancorp, Inc. *
		3.2	Bylaws of EFC Bancorp, Inc. *
		4.0	Specimen Stock Certificate of EFC Bancorp, Inc. *
		11.0	Statement re: Computation of Per Share Earnings Incorporated herein by reference to Note 3 to the unaudited consolidated financial statements.
		31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
		31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
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

EFC BANCORP, INC.

Dated:	May 13, 2005	By:	/s/ Barrett J. O’Connor
Barrett J. O’Connor
Chief Executive Officer
(Principal executive officer)

Dated:	May 13, 2005	By:	/s/ Eric J. Wedeen
Eric J. Wedeen
Senior Vice President and Chief
Financial Officer
(Principal financial and accounting officer)