Form 10-Q
period 2005-06-30
EFC BANCORP INC
filed 2005-08-12
CIK 1047947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,824,300 shares of common stock, par value $0.01 per share, were outstanding as of August 10, 2005.

EFC Bancorp, Inc.

Form 10-Q

For the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION

EFC BANCORP, INC.

Item 1. Financial Statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents:
On hand and in banks	$6,699,838	5,327,541
Interest bearing deposits with financial institutions	28,742,866	25,582,585
Total cash and cash equivalents	35,442,704	30,910,126

Loans receivable, net	830,358,053	807,833,561
Mortgage-backed securities available-for-sale, at fair value	10,200,112	9,976,804
Investment securities available-for-sale, at fair value	96,604,032	92,846,891
Stock in Federal Home Loan Bank of Chicago, at cost	12,352,400	12,023,700
Accrued interest receivable	4,264,389	3,996,974
Office properties and equipment, net	24,225,779	24,302,624
Real estate held for development	530,942	1,544,818
Bank owned life insurance	19,509,234	19,149,802
Other assets	2,032,106	1,329,898

Total assets	$1,035,519,751	1,003,915,198

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$712,809,269	671,035,878
Borrowed money	219,000,000	237,000,000
Accrued expenses, income taxes payable and other liabilities	14,522,802	10,344,521

Total liabilities	946,332,071	918,380,399

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	73,795,910	73,237,074
Retained earnings, substantially restricted	52,554,357	50,823,162
Treasury stock, at cost, 2,672,765 and 2,746,921 shares at June 30, 2005 and December 31, 2004, respectively	(33,276,448)	(34,131,491)
Unearned employee stock ownership plan (ESOP), 299,659 and 319,636 shares at June 30, 2005 and December 31, 2004, respectively	(4,480,649)	(4,779,359)
Unearned stock award plan, 3,703 and 4,202 shares at June 30, 2005 and December 31, 2004, respectively	(41,201)	(46,747)
Accumulated other comprehensive income	560,797	357,246

Total stockholders’ equity	89,187,680	85,534,799

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$1,035,519,751	1,003,915,198

See accompanying notes to unaudited consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three and six months ended June 30, 2005 and 2004

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Interest income:
Loans secured by real estate	$7,629,351	7,580,268	15,120,533	15,611,447
Other loans	4,083,012	2,364,366	7,702,717	4,445,980
Mortgage-backed securities available-for-sale	100,585	113,304	205,645	203,117
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,326,211	1,174,849	2,654,970	2,418,786
Total interest income	13,139,159	11,232,787	25,683,865	22,679,330

Interest expense:
Deposits	4,118,301	3,058,962	7,760,113	6,041,419
Borrowed money	2,486,840	2,351,862	5,083,460	4,757,583
Total interest expense	6,605,141	5,410,824	12,843,573	10,799,002

Net interest income before provision for loan losses	6,534,018	5,821,963	12,840,292	11,880,328
Provision for loan losses	225,000	190,000	445,000	340,000
Net interest income after provision for loan losses	6,309,018	5,631,963	12,395,292	11,540,328

Noninterest income:
Service fees	835,223	702,973	1,578,093	1,285,232
Insurance and brokerage commissions	255,491	145,057	383,479	341,929
Information technology sales and service income, net	90,556	109,066	183,760	235,529
Gain on sale of property	15,242	—	51,216	149,396
Gain on sale of securities	208,969	201,892	208,969	249,418
Gain on sale of loans	39,669	26,242	94,719	261,623
Bank owned life insurance	217,022	218,127	431,409	446,327
Other	34,264	57,313	54,550	107,505
Total noninterest income	1,696,436	1,460,670	2,986,195	3,076,959

Noninterest expense:
Compensation and benefits	3,210,004	2,838,643	6,462,281	5,622,148
Office building, net	755,163	705,917	1,515,531	1,393,235
Federal insurance premiums	23,732	22,783	47,837	45,403
Advertising	249,660	302,842	466,589	511,012
Data processing	295,367	299,242	577,164	575,322
NOW/checking account expenses	138,030	146,766	295,910	270,957
Intangible amortization	28,506	3,967	57,012	20,669
Other	766,136	680,629	1,491,378	1,298,586
Total noninterest expense	5,466,598	5,000,789	10,913,702	9,737,332

Income before income taxes and minority interest	2,538,856	2,091,844	4,467,785	4,879,955

Income tax expense	766,881	552,985	1,284,090	1,377,336

Income before minority interest	1,771,975	1,538,859	3,183,695	3,502,619

Minority interest	—	3,652	—	10,103

Net income	$1,771,975	1,542,511	3,183,695	3,512,722

Earnings per share:
Basic	$0.39	0.36	0.71	0.82
Diluted	0.38	0.34	0.68	0.77

See accompanying notes to unaudited consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the six months ended June 30, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net income	$3,183,695	3,512,722
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	37,100	52,013
Provision for loan losses	445,000	340,000
FHLB of Chicago stock dividends	(328,700)	(340,300)
Stock award plan shares allocated	5,546	16,687
ESOP shares committed to be released	298,709	298,709
Change in fair value of ESOP shares	558,836	402,712
Depreciation of office properties and equipment	762,470	607,469
Gain on sale of securities	(208,969)	(249,418)
Gain on sale of loans receivable	(94,719)	(261,623)
Change in minority interest in subsidiary	—	(10,103)
Increase in bank owned life insurance	(359,432)	(382,416)
Intangible amortization	57,012	20,669
(Increase) decrease in accrued interest receivable and other assets, net	(1,158,480)	903,672
Increase (decrease) in income taxes payable, accrued expenses and other liabilities, net	4,166,235	(875,860)

Net cash provided by operating activities	7,364,303	4,034,933

Cash flows from investing activities:
Net increase in loans receivable	(22,477,846)	(24,932,787)
Purchases of loans receivable	(10,954,403)	(53,815,045)
Proceeds from the sale of loans receivable	10,557,475	34,700,839
(Increase) decrease in real estate held for development	1,013,876	(321,708)
Purchases of mortgage-backed securities available-for-sale	(1,991,712)	(4,035,625)
Principal payments on mortgage-backed securities available-for-sale	1,683,864	2,183,531
Maturities of investment securities available-for-sale	2,465,293	23,252,195
Purchases of investment securities available-for-sale	(8,617,210)	(24,832,769)
Proceeds from the sale of investment securities	2,984,877	3,747,340
Purchases of office properties and equipment	(685,625)	(1,729,371)
Investment in bank owned life insurance	—	(425,000)

Net cash used in investing activities	(26,021,411)	(46,208,400)

Cash flows from financing activities:
Net increase in deposits	41,773,391	44,094,929
Proceeds from borrowed money	111,000,000	99,000,784
Repayments on borrowed money	(129,000,000)	(89,789,536)
Purchase of treasury stock	—	(268,963)
Stock options exercised	855,043	732,754
Cash dividends paid	(1,438,748)	(1,255,351)
Net cash provided by financing activities	23,189,686	52,514,617

Net increase in cash and cash equivalents	4,532,578	10,341,150
Cash and cash equivalents at beginning of period	30,910,126	21,875,988

Cash and cash equivalents at end of period	$35,442,704	32,217,138

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,749,331	10,762,025
Income taxes	2,150,000	1,605,000

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

In the opinion of the management of the Company, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.  All significant intercompany transactions have been eliminated in consolidation.  These interim financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and therefore certain information and footnote disclosures normally included in annual financial statements presented in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts and disclosures.  Actual results could differ from those estimates.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.  Currently, other than investing in various securities, the Company does not directly transact any material business other than through the Bank.  Accordingly, the discussion herein addresses the operations of the Company as they are conducted through the Bank.

Note 2: COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$1,771,975	1,542,511	3,183,695	3,512,722
Other comprehensive income, net of tax:
Unrealized holding gains/(losses) on securities arising during the period, net of tax effect	1,269,447	(3,011,659)	203,551	(2,085,163)
Reclassification adjustment for net gain on sales of securities realized in net income, net of tax	(131,650)	(127,192)	(131,650)	(157,133)

Comprehensive income	$2,909,772	(1,596,340)	3,255,596	1,270,426

For the three and six month periods ended June 30, 2005 the sale of securities resulted in gains of $208,969 ($131,650 net of tax effect).  For the three and six months ended June 30, 2004 the sale of securities resulted in gains of $201,892 and $249,418, respectively ($127,192 and $157,133 net of tax effect).

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

Presented below are the calculations for the basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic:
Net income	$1,771,975	1,542,511	3,183,695	3,512,722

Weighted average shares outstanding	4,494,151	4,281,488	4,470,591	4,260,528

Basic earnings per share	$0.39	0.36	0.71	0.82

Diluted:

Net income	$1,771,975	1,542,511	3,183,695	3,512,722

Weighted average shares outstanding	4,494,151	4,281,488	4,470,591	4,260,528
Effect of dilutive stock options outstanding	200,906	270,176	185,784	276,116
Diluted weighted average shares outstanding	4,695,057	4,551,664	4,656,375	4,536,644

Diluted earnings per share	$0.38	0.34	0.68	0.77

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net income as reported	$1,771,975	1,542,511	3,183,695	3,512,722
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	2,773	8,344	5,546	16,688
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(36,875)	(36,175)	(73,751)	(69,251)
Pro forma net income	$1,737,873	1,514,680	3,115,490	3,460,159

Basic earnings per share
As reported	$0.39	0.36	0.71	0.82
Pro forma	0.39	0.35	0.70	0.81

Diluted earnings per share
As reported	$0.38	0.34	0.68	0.77
Pro forma	0.37	0.33	0.67	0.76

Note 5:  MERGER AGREEMENT WITH MAF BANCORP, INC.

On June 30, 2005, the Company entered into an agreement and plan of reorganization (“Merger Agreement”) with MAF Bancorp, Inc. (“MAF”) pursuant to which the Company and the Bank will be merged with and into MAF and a subsidiary of MAF (the “Merger”).  Subject to the terms and conditions of the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive either .8082 shares of MAF common stock for each share of Company common stock they hold, or cash in the amount of $34.69 without interest, for each such share, or a combination thereof, subject to the election and allocation procedures detailed in the Merger Agreement.  Approximately 60% of the total consideration will be paid in MAF common stock and approximately 40% will be paid in cash.  The transaction is currently expected to be completed in January 2006, subject to customary closing conditions, regulatory approvals and approval by the holders of a majority of the Company’s common stock.  In the event the merger is not consummated under certain circumstances, the Company has agreed to pay MAF a termination fee of $9.0 million.

The Merger Agreement includes terms and conditions which affect the conduct of the Company’s business until the Merger is completed or the Merger Agreement is terminated.  Among other items, the Merger Agreement generally requires the Company to carry on business in its ordinary course consistent with past practice and in accordance with sound banking practices, and to observe in all material respects its legal and contractual obligations.  The Merger Agreement generally restricts the ability of the Company to make material changes in any aspect of the conduct of its business without the consent of MAF including significant capital expenditures, new material lines of business or the disposition of assets or incurring of obligations outside of the ordinary course of business.  The Company believes that it is in compliance with the obligations under the Merger Agreement in all material respects.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On June 30, 2005, MAF and the Company announced that they had agreed to a transaction wherby MAF will acquire the Company in a stock and cash transaction valued at approximately $177.5 million.  The respective boards of directors of MAF and the Company EFC approved the Merger Agreement to effectuate the Merger of the two institutions, with MAF to be the surviving corporation.  Under the terms of the agreement, shareholders of the Company will be entitled to elect to receive either .8082 shares of MAF stock for each share of Company common stock they hold, or cash in the amount of $34.69, without interest, for each such share, or a combination thereof, subject to the election and allocation procedures detailed in the Merger Agreement.  Approximately 60% of the total consideration will be paid in MAF stock and approximately 40% will be paid in cash.  Based on this structure and the current outstanding shares of Company common stock, the aggregate merger consideration will include approximately $70.0 million in cash and approximately 2.3 million shares of MAF stock (excluding stock options).  The transaction is currently expected to be completed in January 2006, subject to customary closing conditions, regulatory approvals and approval by the holders of a majority of the Company’s common stock.  In the event the merger is not consummated under certain circumstances, the Company has agreed to pay MAF a termination fee of $9.0 million.

Set forth below are highlights and significant items for the second quarter of 2005:

•                  The Bank continues to experience margin compression as a result of short-term interest rates increasing at a faster rate than long-term rates over the last several months;

•                  Diluted earnings per share were $0.38 for the quarter and $0.34 for the comparable prior year period;

•                  Net income was $1.8 million for the quarter and $1.5 million for the comparable prior year period; and

•                  Return on average equity was 8.09% for the quarter and 7.62% for the comparable prior year period.

The following analysis discusses changes in the financial condition at June 30, 2005 and results of operations for the three and six months ended June 30, 2005, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Forward-looking statements also include, with limitation, those statements relating the anticipated effects of the Company’s proposed merger with MAF Bancorp, Inc.  The following factors, among others, could cause the actual results of the merger to differ materially from expectations:  the ability of the companies to obtain the required shareholder or regulatory approvals of the merger; the imposition of any regulatory conditions or requirements on the merger; the ability of the companies to consummate the merger; the ability to successfully integrate the companies following the merger, including integration of data processing systems and retention of key personnel; a materially adverse change in the financial condition, operations, or projected or actual earnings of either company; the ability to fully realize the expected cost savings and revenues; the ability to realize the expected cost savings and revenues on a timely basis; and any material change in the local markets in which each company operates.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets at June 30, 2005 were $1.036 billion, which represented an increase of $31.6 million, or 3.2%, compared to $1.004 billion at December 31, 2004.  The increase in total assets was primarily a result of an increase in net loans receivable of $22.6 million, or 2.8%, to $830.4 million at June 30, 2005 from $807.8 million at December 31, 2004.  The increase in loans was the result of increases of $8.4 million in one-to-four family loans, $7.5 million in multi-family loans, $9.8 million in construction and land loans and $2.9 million in home equity loans, the effect of which was offset by a $4.2 million decrease in commercial business loans and a $2.1 million decrease in commercial real estate loans.  This growth is consistent with management’s overall strategy for the Bank, which includes branch expansion and competitive pricing of deposit accounts in its local market area.  In addition, investment securities increased $3.8 million, or 4.1%, to $96.6 million at June 30, 2005 from $92.8 million at December 31, 2004 and cash and cash equivalents increased $4.5 million, or 14.7%, to $35.4 million at June 30, 2005 from $30.9 million at December 31, 2004.  These increases were partially offset by a decrease in real estate owned for development of $1.0 million, or 65.6%, to $531,000 at June 30, 2005 from

$1.5 million at December 31, 2004.  The loan growth was funded by increases in deposits.  Deposits increased $41.8 million, or 6.2%, to $712.8 million at June 30, 2005 from $671.0 million at December 31, 2004.  Borrowed money, representing FHLB advances, decreased $18.0 million to $219.0 million at June 30, 2005 from $237.0 million at December 31, 2004.  Stockholders’ equity increased $3.7 million to $89.2 million at June 30, 2005 from $85.5 million at December 31, 2004.  The increase in stockholders’ equity was primarily the result of the Company’s net income for the six months ended June 30, 2005 and an increase of $204,000 in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio, which was partially offset by dividends paid.

Comparison of Operating Results For the Three Months Ended June 30, 2005 and 2004

General.  The Company’s net income increased $229,000, or 14.9%, to $1.8 million for the three months ended June 30, 2005 as compared to the prior year period.

Interest Income.  Interest income increased $1.9 million, or 17.0%, to $13.1 million for the three months ended June 30, 2005, compared to the same period in 2004.  This increase resulted from an increase in the average balance of interest-earning assets and an increase in the average rate earned on interest-earning assets.  The average yield on interest-earning assets increased by 31 basis points to 5.49% for the three months ended June 30, 2005 from 5.18% for the three months ended June 30, 2004.  The average balance of interest-earning assets increased by $88.9 million, or 10.1%, to $972.0 million for the three months ended June 30, 2005 from $883.1 million for the comparable period in 2004.  This increase resulted primarily from an increase in the average balance of loans receivable of $79.8 million from $751.3 million for the three months ended June 30, 2004 to $831.1 million for the three months ended June 30, 2005.  In addition, the average balance on investment securities increased $13.5 million from $84.5 million for the three months ended June 30, 2004 to $98.0 million for the three months ended June 30, 2005.

Mortgage loan interest income increased by $49,000 for the three months ended June 30, 2005 compared with the same period in 2004.  The average balance of mortgage loans increased $5.8 million to $569.7 million and the mortgage loan yield decreased by 2 basis points from 5.38% to 5.36%.  Interest income from other loans increased $1.7 million for the three months ended June 30, 2005.  This increase resulted from a combination of an increase in average balance of $74.0 million to $261.4 million, and a 120 basis point increase in yield from 5.05% for the three months ended June 30, 2004 to 6.25% for the three months ended June 30, 2005.  Interest income from investment securities including stock in the Federal Home Loan Bank of Chicago, mortgage-backed securities and short-term deposits increased $139,000 to $1.4 million for the three months ended June 30, 2005, compared with the same period in 2004.  The average balance increased $9.1 million and the yield increased 15 basis points from 4.49% for the three months ended June 30, 2004 to 4.64% for the three months ended June 30, 2005.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense increased by $1.2 million, or 22.1%, to $6.6 million for the three months ended June 30, 2005, compared to the same period in 2004.  This increase resulted from a combination of an increase in the average balance of interest-bearing liabilities, and an increase in the average rate paid on those interest-bearing liabilities.  The average balance of interest-bearing liabilities increased by $85.8 million, or 10.8%, to $881.2 million for the three months ended June 30, 2005 from $795.4 million for the three months ended June 30, 2004.  This increase is partially due to deposit growth resulting from the opening of the Company’s ninth full service branch in September 2004.  The increase in interest-bearing liabilities reflects a $64.1 million increase in deposit accounts, which is attributable to a $11.3 million increase in passbook savings accounts, a $83.0 million increase in certificates of deposit and a $6.3 million increase in NOW accounts.  These increases were partially offset by a decrease of $36.5 million in money market accounts.  In addition, borrowings increased $21.6 million to $225.3 million for the three months ended June 30, 2005 from $203.7 million for the comparable period in 2004.  The average rate paid on deposits increased by 44 basis points to 2.51% for the three months ended June 30, 2005 from 2.07% for the comparable prior year period.  The average rate paid on borrowed money decreased by 21 basis points to 4.41% for the three months ended June 30, 2005 from 4.62% for the three months ended June 30, 2004.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $712,000, or 12.2%, to $6.5 million for the three months ended June 30, 2005 from $5.8 million for the comparable period in 2004.  The average balance of interest-earning assets increased $88.9 million for the three months ended June 30, 2005 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of increases in the average balance of other loans of $74.0 million, investment securities of $13.6 million and a $5.8 million increase in mortgage loans.  These increases were partially offset by a $3.8 million decrease in cash and cash equivalents.  The tax equivalent net interest margin as a percent of interest-earning assets increased by 6 basis points to 2.78% for the three months ended June 30, 2005 from 2.72% for the comparable period in 2004.  The Bank continues to experience margin compression as a result of the recent interest rate environment.  Increasing the net interest margin is dependent on the Bank’s ability to generate higher-yielding assets and lower-cost deposits.  Management continues to closely monitor the net interest margin.

Provision for Loan Losses.  The provision for loan losses increased by $35,000, to $225,000 for the three months ended June 30, 2005 from $190,000 in the comparable prior year period.  The increase in the provision for loan losses is primarily due to the growth and increased risk in the loan portfolio based on a greater emphasis placed on commercial lending, which involves a higher degree of risk.  Commercial lending increased $13.4 million, or 8.9%, to $164.2 million at June 30, 2005 from $150.8 million at June 30, 2004.  At June 30, 2005, December 31, 2004 and June 30, 2004, non-performing loans totaled $2.9 million, $2.9 million and $2.5 million, respectively.  At June 30, 2005, the ratio of the allowance for loan losses to non-performing loans was 170.1% compared to 153.5% at December 31, 2004 and 160.4% at June 30, 2004.  The ratio of the allowance to total loans was 0.59%, 0.56% and 0.54%, at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.  Net charge-offs for the three months ended June 30, 2005 totaled $60,000.  Net charge-offs for the three months ended June 30, 2004 totaled $3,000.  Management periodically performs an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $1.7 million and $1.5 million for the three months ended June 30, 2005 and 2004, respectively.  The increase in noninterest income is primarily attributable to increases of $132,000 in service fees, $110,000 in insurance and brokerage commissions, $15,000 in gain on sale of property and $13,000 in gain on sale of loans. The increase in insurance and brokerage commissions is partially due to the addition of an experienced licensed broker.  These increases were partially offset by a decrease of $19,000 in revenues generated by CDGI.  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for CDGI’s services.  The increase in service fees is primarily due to the growth in the number of deposit accounts.

Noninterest Expense.  Noninterest expense increased $466,000, to $5.5 million for the three months ended June 30, 2005 from $5.0 million for the comparable period in 2004.  Of this increase, $371,000 is directly related to compensation and benefits.  In addition, expenses relating to office building operations increased $49,000 resulting from the costs related to a new branch office placed in service in September 2004 and $39,000 relating to professional audit and outsourced internal audit fees.  The increase in these audit fees is directly related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2005.  The increase in compensation and benefits is primarily due to a combination of annual salary increases and the addition of staff.  The additional staff is related to the new branch office opened in September 2004 and the expansion of the commercial loan department.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $767,000 and $553,000 for the three months ended June 30, 2005 and 2004, respectively.  The effective tax rate was 30.2% and 26.4% for the three months ended June 30, 2005 and 2004, respectively.  The increase in the effective tax rate is due to an increase in pretax income with little or no change in the relative amounts of the permanent differences.  The increase in income tax expense was primarily the result of a increase in income before income taxes of $447,000 to $2.5 million for three months ended June 30, 2005 from $2.1 million for the comparable prior year period.

Comparison of Operating Results For the Six Months Ended June 30, 2005 and 2004

General.  The Company’s net income decreased $329,000, or 9.4%, to $3.2 million for the six months ended June 30, 2005 as compared to the prior year period.

Interest Income.  Interest income increased $3.0 million, or 13.3%, to $25.7 million for the six months ended June 30, 2005, compared to the same period in 2004.  This increase resulted from an increase in the average balance of interest-earning assets and an increase in the average yield earned on interest-earning assets.  The average yield on interest-earning assets increased by 15 basis points to 5.43% for the six months ended June 30, 2005 from 5.28% for the six months ended June 30, 2004.  The average balance of interest-earning assets increased by $89.3 million, or 10.2%, to $962.5 million for the six months ended June 30, 2005 from $873.2 million for the comparable period in 2004.  This increase resulted primarily from an increase in the average balance of loans receivable of $84.6 million from $738.0 million for the six months ended June 30, 2004 to $822.6 million for the six months ended June 30, 2005.  In addition, the average balance on investment securities increased $13.9 million from $84.9 million for the six months ended June 30, 2004 to $98.8 million for the six months ended June 30, 2005.

Mortgage loan interest income decreased by $491,000 for the six months ended June 30, 2005 compared with the same period in 2004.  The average balance of mortgage loans decreased $205,000 to $566.7 million and the mortgage loan yield decreased by 17 basis points from 5.51% to 5.34%.  Interest income from other loans increased $3.3 million for the six months ended June 30, 2005.  This increase resulted from a combination of an increase in average balance of $84.8 million to $255.9 million, and a 82 basis point increase in yield from 5.20% for the six months ended June 30, 2004 to 6.02% for the six months ended June 30, 2005.  Interest income from investment securities including stock in the Federal Home Loan Bank of Chicago, mortgage-backed securities and short-term deposits increased $239,000 to $2.9 million for the six months ended June 30, 2005, compared with the same period in 2004.  The average balance increased $4.7 million and the yield increased 26 basis points from 4.44% for the six months ended June 30, 2004 to 4.70% for the six months ended June 30, 2005.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense increased by $2.0 million, or 18.9%, to $12.8 million for the six months ended June 30, 2005, compared to the same period in 2004.  This increase resulted from a combination of an increase in the average balance of interest-bearing liabilities, and an increase in the average rate paid on those interest-bearing liabilities.  The average balance of interest-bearing liabilities increased by $85.0 million, or 10.8%, to $872.1 million for the six months ended June 30, 2005 from $787.1 million for the six months ended June 30, 2004.  This increase is partially due to the opening of the Company’s ninth full service branch in September 2004.  The increase in interest-bearing liabilities reflects a $58.6 million increase in deposit accounts, which is attributable to a $15.2 million increase in passbook savings accounts, a $73.1 million increase in certificates of deposit and a $4.9 million increase in NOW accounts.  These increases were partially offset by a decrease of $34.6 million in money market accounts.  In addition, borrowings increased $26.5 million to $228.7 million for the six months ended June 30, 2005 from $202.2 million for the comparable period in 2004.  The average rate paid on deposits increased by 34 basis points to 2.41% for the six months ended June 30, 2005 from 2.07% for the comparable prior year period.  The average rate paid on borrowed money decreased by 26 basis points to 4.45% for the six months ended June 30, 2005 from 4.71% for the six months ended June 30, 2004.  The lower rate paid on borrowed money was partially due to a greater use of overnight borrowings during the six months ended June 30, 2005.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $960,000, or 8.1%, to $12.8 million for the six months ended June 30, 2005 from $11.9 million for the comparable period in 2004.  The average balance of interest-earning assets increased $89.3 million for the six months ended June 30, 2005 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of increases in the average balance of other loans of $84.8 million and investment securities of $14.0 million.  These increases were partially offset by a $10.5 million decrease in cash and cash equivalents.  The tax equivalent net interest margin as a percent of interest-earning assets decreased by 5 basis points to 2.76% for the six months ended June 30, 2005 from 2.81% for the comparable period in 2004.

Provision for Loan Losses.  The provision for loan losses increased by $105,000, to $445,000 for the six months ended June 30, 2005 from $340,000 in the comparable prior year period.  The increase in the provision for loan losses is primarily due to the growth and increased risk in the loan portfolio based on a greater emphasis placed on commercial lending, which involves a higher degree of risk.  Commercial lending increased $13.4 million, or 8.9%, to $164.2 million at June 30, 2005 from $150.8 million at June 30, 2004.  At June 30, 2005, December 31, 2004 and June 30, 2004, non-performing loans totaled $2.9 million, $2.9 million and $2.5 million, respectively.  At June 30, 2005, the ratio of the allowance for loan losses to non-performing loans was 170.1% compared to 153.5% at December 31, 2004 and 160.4% at June 30, 2004.  The ratio of the allowance to total loans was 0.59%, 0.56% and 0.54%, at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.  Net charge-offs for the six months ended June 30, 2005 totaled $60,000.  Net charge-offs for the six months ended June 30, 2004 totaled $15,000.  Management periodically performs an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $3.0 million and $3.1 million for the six months ended June 30, 2005 and 2004, respectively.  The decrease in noninterest income is primarily attributed to decreases of $167,000 in gain on sale of loans, $98,000 in gain on sale of property, $52,000 in revenues generated by CDGI and $40,000 in gain on sale of securities.  These decreases were partially offset by increases of $293,000 in service fees and $42,000 in insurance and brokerage commissions.  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for CDGI’s services.  The increase in service fees is primarily due to the growth in the number of deposit accounts.

Noninterest Expense.  Noninterest expense increased $1.2 million, to $10.9 million for the six months ended June 30, 2005 from $9.7 million for the comparable period in 2004.  Of this increase, $840,000 is directly related to compensation and benefits.  In addition, expenses relating to office building operations increased $122,000 resulting from the costs related to a new branch office placed in service in September 2004 and $76,000 relating to professional audit and outsourced internal audit fees.  The increase in these audit fees is directly related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2005.  The increase in compensation and benefits is primarily due to a combination of annual salary increases and the addition of staff.  The additional staff is related to the new branch office opened in September 2004 and the expansion of the commercial loan department.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $1.3 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively.  The effective tax rate was 28.7% and 28.2% for the six months ended June 30, 2005 and 2004, respectively.  The decrease in income tax expense was primarily the result of a decrease in income before income taxes of $412,000 to $4.5 million for six months ended June 30, 2005 from $4.9 million for the comparable prior year period.

Liquidity and Capital Resources

The Company’s primary source of funding for dividends and periodic stock repurchases have been dividends from the Bank.  The Bank’s ability to pay dividends and other capital distributions to the Company is generally limited by the Office of Thrift Supervision’s regulations.  Additionally, the Merger Agreement includes a covenant that prohibits the Company from paying any cash dividends exceeding $0.1625 per share, and from paying a dividend for a quarter when Company shareholders receiving MAF stock in the Merger would also receive a dividend payment from MAF on the MAF shares received in the Merger.

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

In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market.  As of June 30, 2005, the Company repurchased a total of 3,087,081 shares of the Company’s common stock at an average price per share of $12.11 since becoming a public company in 1998.  There currently is no formal repurchase plan in place and there were no shares repurchased during the six months ended June 30, 2005.

The Bank’s most liquid assets are cash and interest-bearing deposits with financial institutions. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.  At June 30, 2005, cash and interest-bearing deposits with financial institutions totaled $35.4 million, or 3.4% of total assets.

See the “Consolidated Statements of Cash Flows” in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the six months ended June 30, 2005 and 2004.

At June 30, 2005, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank’s regulatory capital ratios at June 30, 2005:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2005:
Total capital (to risk weighted assets)	$81,856,000	10.93%	$59,887,000	8.0%	$74,859,000	10.0%
Tier I capital (to risk weighted assets)	81,122,000	10.84	29,944,000	4.0	44,915,000	6.0
Tier I capital (to average assets)	81,122,000	7.92	41,333,000	4.0	51,666,000	5.0

At June 30, 2005, the Company had a Total Capital to Total Assets ratio of 8.61%.

On June 21, 2005, the Company announced its second quarter dividend of $0.1625 per share.  The dividend was paid on July 12, 2005 to stockholders of record on June 30, 2005.

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

The Bank’s standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business.  Standby letters of credit are collateralized by mortgages, savings accounts or liens on business assets.  The fair value of standby letters of credit approximates the amount of recorded related fees.  The maximum risk of accounting loss for these items, which is represented by the total commitment outstanding, totaled $13.5 million at June 30, 2005.

At June 30, 2005 and December 31, 2004, the bank had the following commitments to extend credit:

	June 30, 2005	December 31, 2004
First mortgage loans	$2,380,000	$8,303,000
Construction loans	220,000	804,000
Unused lines of credit	68,815,000	61,381,000
Standby letters of credit	13,482,000	11,476,000

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle and requires the prospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions unless it is impracticable to do so.  SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  Adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Average Balance Sheet

The following tables set forth certain information relating to the Bank for the three and six months ended June 30, 2005 and 2004, respectively.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs.  Average balances are derived from average monthly balances.  The yields and costs include fees, which are considered adjustments to yields.  Tax exempt income has been calculated on a tax equivalent basis using a tax rate of 34% and amounted to $210,000 and $193,000 for the three months ended June 30, 2005 and 2004 and $429,000 and 382,000 for the six months ended June 30, 2005 and 2004, respectively.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average			Average
(in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$32,349	209	2.58%	34,981	200	2.29%
Investment securities	98,049	1,325	5.40%	84,456	1,167	5.52%
Mortgage-backed securities	10,489	101	3.84%	12,334	113	3.67%
Mortgage loans	569,734	7,629	5.36%	563,913	7,580	5.38%
Other loans	261,370	4,085	6.25%	187,406	2,365	5.05%
Total interest earning assets	971,991	13,349	5.49%	883,090	11,425	5.18%
Noninterest earning assets	65,397			56,579
Total assets	$1,037,388			939,669
Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$103,534	521	2.01%	140,033	558	1.60%
Passbook savings accounts	145,025	672	1.85%	133,752	461	1.38%
NOW Accounts	46,598	92	0.79%	40,315	49	0.48%
Certificates of deposit	360,711	2,833	3.14%	277,649	1,991	2.87%
Total deposits	655,868	4,118	2.51%	591,749	3,059	2.07%
FHLB Advances	225,333	2,487	4.41%	203,667	2,352	4.62%
Total interest-bearing liabilities	881,201	6,605	3.00%	795,416	5,411	2.72%
Noninterest-bearing liabilities	68,566			63,324
Total liabilities	949,767			858,740
Total stockholders’ equity	87,621			80,929
Total liabilities and stockholders’ equity	$1,037,388			939,669
Net interest income before provision for loan losses		6,744			6,014
Interest rate spread			2.49%			2.46%
Net interest margin as a percent of interest earning assets			2.78%			2.72%
Ratio of interest-earning assets to interest-bearing liabilities			110.30%			111.02%

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average			Average
(in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$30,135	415	2.75%	39,516	410	2.07%
Investment securities	98,835	2,666	5.40%	84,855	2,390	5.63%
Mortgage-backed securities	10,962	206	3.75%	10,896	203	3.73%
Mortgage loans	566,720	15,120	5.34%	566,925	15,612	5.51%
Other loans	255,858	7,706	6.02%	171,042	4,447	5.20%
Total interest earning assets	962,510	26,113	5.43%	873,234	23,062	5.28%
Noninterest earning assets	63,391			53,310
Total assets	$1,025,901			926,544
Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$107,104	1,009	1.88%	141,699	1,128	1.59%
Passbook savings accounts	146,829	1,302	1.77%	131,632	903	1.37%
NOW Accounts	44,524	151	0.68%	39,644	97	0.49%
Certificates of deposit	345,005	5,298	3.07%	271,893	3,913	2.88%
Total deposits	643,462	7,760	2.41%	584,868	6,041	2.07%
FHLB Advances	228,666	5,084	4.45%	202,183	4,758	4.71%
Total interest-bearing liabilities	872,128	12,844	2.95%	787,051	10,799	2.74%
Noninterest-bearing liabilities	66,825			59,072
Total liabilities	938,953			846,123
Total stockholders’ equity	86,948			80,421
Total liabilities and stockholders’ equity	$1,025,901			926,544
Net interest income before provision for loan losses		13,269			12,263
Interest rate spread			2.48%			2.54%
Net interest margin as a percent of interest earning assets			2.76%			2.81%
Ratio of interest-earning assets to interest-bearing liabilities			110.36%			110.95%

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates.  The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 3% increase or 2% decrease in rates, whichever produces a larger decline.  The higher the institution’s Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be.  The following NPV Table sets forth the Bank’s NPV as of June 30, 2005.  These results are not materially different from the results as of December 31, 2004.

Change in Interest Rates in Basis Points	Net Portfolio Value			NPV as % of Portfolio Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	% Change
	(In thousands)

+300	$47,393	$(40,266)	(45,93)%	4.76%	(44.20)%
+200	59,907	(27,752)	(31.66)	5.87	(31.18)
+100	76,776	(10,883)	(12.42)	7.33	(14.07)
Static	87,659	—	—	8.53	—
-100	111,332	23,673	27.01	10.17	19.23
-200	111,167	23,508	26.82	10.18	19.34

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

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

	(a)	Exhibits

		2.1	Agreement and Plan of Reorganization, dated June 29, 2005, by and between MAF Bancorp, Inc. and EFC Bancorp, In. (1)
		3.1	Certificate of Incorporation of EFC Bancorp, Inc. (2)
		3.2	Bylaws of EFC Bancorp, Inc. (2)
		4.0	Specimen Stock Certificate of EFC Bancorp, Inc. (2)
		10.1	Letter of Understanding (Joseph E. Stanczak)
		10.2	Letter of Understanding (Leo M. Flanagan, Jr.)
		10.3	Letter of Understanding (Sandra L. Sommers)
		10.4	Letter of Understanding (R. Scott Reining)
		10.5	Letter of Understanding (Barrett J. O’Connor)
		10.6	Letter of Understanding (Eric J. Wedeen)
		10.7	Letter of Understanding (Randy C. Blackburn)
		10.8	Letter of Understanding (Glenn J. Kozeluh)
		10.9	Letter of Understanding (Stephen P. DuBois)
		10.10	Letter of Understanding (Peter A. Traeger)
		10.11	Letter of Understanding (Eric J. Fernandez)
		10.12	Letter of Understanding (Larry M. Narum)
		10.13	Letter of Understanding (Randolph W. Brittain)
		10.14	Letter of Understanding (Thomas I. Anderson)
		10.15	Letter of Understanding (James A. Alpeter)
		10.16	Letter of Understanding (James J. Kovac)
		10.17	Form of Affiliate Letter (1)

11.0	Statement re: Computation of Per Share Earnings Incorporated herein by reference to Note 3 to the unaudited consolidated financial statements.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)                                  Incorporated by reference to the Exhibits filed with the Current Report on Form 8-K, and any amendments thereto, filed with the SEC on July 1, 2005.

(2)                                  Incorporated herein by reference from the Exhibits filed with the Registration Statement on Form S-1 and any amendments thereto. Initially filed with the Securities and Exchange Commission (“SEC”) on October 24, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EFC BANCORP, INC.

Dated:	August 12, 2005	By:	/s/ Barrett J. O’Connor
Barrett J. O’Connor
Chief Executive Officer
(Principal executive officer)

Dated:	August 12, 2005	By:	/s/ Eric J. Wedeen
Eric J. Wedeen
Senior Vice President and Chief
Financial Officer
(Principal financial and accounting officer)