Form 10-Q
period 2005-09-30
EFC BANCORP INC
filed 2005-11-04
CIK 1047947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                   Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                                                                                 Yes ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                 Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,838,372 shares of common stock, par value $0.01 per share, were outstanding as of November 1, 2005.

EFC Bancorp, Inc.

Form 10-Q

For the Quarter Ended September 30, 2005

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets at September 30, 2005 and December 31, 2004

Consolidated Statements of Income - For the Three and Nine Months Ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

EFC BANCORP, INC.

Item 1. Financial Statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents:
On hand and in banks	$6,358,577	5,327,541
Interest bearing deposits with financial institutions	37,335,443	25,582,585
Total cash and cash equivalents	43,694,020	30,910,126

Loans receivable, net	835,718,587	807,833,561
Mortgage-backed securities available-for-sale, at fair value	9,333,391	9,976,804
Investment securities available-for-sale, at fair value	95,811,275	92,846,891
Stock in Federal Home Loan Bank of Chicago, at cost	12,505,400	12,023,700
Accrued interest receivable	4,501,863	3,996,974
Office properties and equipment, net	24,143,783	24,302,624
Real estate held for development	—	1,544,818
Bank owned life insurance	19,695,250	19,149,802
Other assets	2,055,515	1,329,898

Total assets	$1,047,459,084	1,003,915,198

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$724,826,270	671,035,878
Borrowed money	219,000,000	237,000,000
Accrued expenses, income taxes payable and other liabilities	16,161,240	10,344,521

Total liabilities	959,987,510	918,380,399

Stockholders’ Equity:
Preferred stock, par value $.01 per share, authorized 2,000,000 shares; no shares issued	—	—
Common stock, par value $.01 per share, authorized 25,000,000 shares; issued 7,491,434 shares	74,914	74,914
Additional paid-in capital	73,988,968	73,237,074
Retained earnings, substantially restricted	50,790,600	50,823,162
Treasury stock, at cost, 2,653,062 and 2,746,921 shares at September 30, 2005 and December 31, 2004, respectively	(33,090,445)	(34,131,491)
Unearned employee stock ownership plan (ESOP), 289,670 and 319,636 shares at September 30, 2005 and December 31, 2004, respectively	(4,331,294)	(4,779,359)
Unearned stock award plan, 3,454 and 4,202 shares at September 30, 2005 and December 31, 2004, respectively	(38,429)	(46,747)
Accumulated other comprehensive income	77,260	357,246

Total stockholders’ equity	87,471,574	85,534,799

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$1,047,459,084	1,003,915,198

See accompanying notes to unaudited consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

For the three and nine months ended September 30, 2005 and 2004

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Interest income:
Loans secured by real estate	$7,670,446	7,608,786	22,790,979	23,220,232
Other loans	4,386,140	2,865,066	12,088,856	7,311,046
Mortgage-backed securities available-for-sale	95,644	98,318	301,290	301,435
Investment securities available-for-sale and interest bearing deposits with financial institutions	1,418,980	1,266,227	4,073,950	3,685,013
Total interest income	13,571,210	11,838,397	39,255,075	34,517,726

Interest expense:
Deposits	4,595,320	3,391,593	12,355,434	9,433,012
Borrowed money	2,450,752	2,612,469	7,534,212	7,370,052
Total interest expense	7,046,072	6,004,062	19,889,646	16,803,064

Net interest income before provision for loan losses	6,525,138	5,834,335	19,365,429	17,714,662
Provision for loan losses	225,000	210,000	670,000	550,000
Net interest income after provision for loan losses	6,300,138	5,624,335	18,695,429	17,164,662

Noninterest income:
Service fees	970,631	795,295	2,548,724	2,080,527
Insurance and brokerage commissions	88,737	151,396	472,217	493,325
Information technology sales and service income, net	15,062	75,519	198,822	311,048
Gain (loss) on sale of property	(2,130)	—	49,086	149,396
Gain on sale of securities	—	—	208,969	249,418
Gain on sale of loans	76,865	16,348	171,583	277,972
Bank owned life insurance	222,571	207,735	653,980	654,061
Other	36,623	43,944	91,174	151,449
Total noninterest income	1,408,359	1,290,237	4,394,555	4,367,196

Noninterest expense:
Compensation and benefits	6,522,957	2,713,958	12,985,238	8,336,106
Merger related expenses	455,991	—	455,991	—
Office building, net	762,239	747,492	2,277,770	2,140,727
Federal insurance premiums	23,137	23,125	70,973	68,528
Advertising	176,838	250,712	643,427	761,724
Data processing	319,098	285,555	896,263	860,877
NOW/checking account expenses	245,307	189,290	541,217	460,247
Other	820,842	1,125,105	2,369,232	2,444,359
Total noninterest expense	9,326,409	5,335,237	20,240,111	15,072,568

Income (loss) before income taxes and minority interest	(1,617,912)	1,579,335	2,849,873	6,459,290

Income tax expense (benefit)	(584,178)	350,856	699,912	1,728,192

Income (loss) before minority interest	(1,033,734)	1,228,479	2,149,961	4,731,098

Minority interest	—	(10,103)	—	—

Net income (loss)	$(1,033,734)	1,218,376	2,149,961	4,731,098

Earnings (loss) per share:
Basic	$(0.23)	0.28	0.48	1.10
Diluted	(0.22)	0.27	0.46	1.04

See accompanying notes to unaudited consolidated financial statements.

EFC BANCORP, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net income	$2,149,961	4,731,098
Adjustment to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts, net	54,645	79,945
Provision for loan losses	670,000	550,000
FHLB of Chicago stock dividends	(481,700)	(888,500)
Stock award plan shares allocated	8,318	25,031
ESOP shares committed to be released	448,064	448,064
Change in fair value of ESOP shares	751,894	639,191
Depreciation of office properties and equipment	1,151,706	933,366
Gain on sale of securities	(208,969)	(249,418)
Gain on sale of loans receivable	(171,583)	(277,972)
Change in minority interest in subsidiary	—	158,666
Increase in bank owned life insurance	(545,448)	(555,823)
Intangible amortization	147,716	—
(Increase) decrease in accrued interest receivable and other assets, net	(1,196,647)	1,837,399
Increase in income taxes payable, accrued expenses and other liabilities, net	5,801,472	816,962

Net cash provided by operating activities	8,579,429	8,248,009

Cash flows from investing activities:
Net increase in loans receivable	(34,653,302)	(47,907,447)
Purchases of loans receivable	(14,307,807)	(70,023,873)
Proceeds from the sale of loans receivable	20,577,664	40,528,222
Decrease (increase) in real estate held for development	1,544,818	(731,059)
Purchases of mortgage-backed securities available-for-sale	(1,991,712)	(4,035,625)
Principal payments on mortgage-backed securities available-for-sale	2,516,224	3,231,485
Maturities of investment securities available-for-sale	2,579,219	23,331,922
Purchases of investment securities available-for-sale	(8,714,246)	(32,276,933)
Proceeds from the sale of investment securities	2,984,877	3,747,338
Purchases of office properties and equipment	(992,866)	(6,993,235)
Investment in bank owned life insurance	—	(425,000)

Net cash used in investing activities	(30,457,131)	(91,554,205)

Cash flows from financing activities:
Net increase in deposits	53,790,392	75,896,317
Proceeds from borrowed money	111,000,000	119,000,785
Repayments on borrowed money	(129,000,000)	(98,789,536)
Purchase of treasury stock	—	(268,963)
Stock options exercised	1,041,046	1,126,375
Cash dividends paid	(2,169,842)	(1,910,044)
Net cash provided by financing activities	34,661,596	95,054,934

Net increase in cash and cash equivalents	12,783,894	11,748,738
Cash and cash equivalents at beginning of period	30,910,126	21,875,988

Cash and cash equivalents at end of period	$43,694,020	33,624,726

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,832,099	16,680,058
Income taxes	2,750,000	2,005,000

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

Note 2: COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(1,033,734)	1,218,376	2,149,961	4,731,098
Other comprehensive income, net of tax:
Unrealized holding gains/(losses) on securities arising during the period, net of tax effect	(483,537)	2,123,059	(279,985)	37,896
Reclassification adjustment for net gain on sales of securities realized in net income, net of tax	—	—	(131,650)	(157,133)

Comprehensive income (loss)	$(1,517,271)	3,341,435	1,738,326	4,611,861

For the three months ended September 30, 2005 there were no sales of securities.  For the nine months ended September 30, 2005 the sale of securities resulted in gains of $208,969 ($131,650 net of tax effect).  For the three months ended September 30, 2004 there were no sales of securities.  For the nine months ended September 30, 2004 the sale of securities resulted in gains of $249,418 ($157,133 net of tax effect).

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

Presented below are the calculations for the basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic:
Net income (loss)	$(1,033,734)	1,218,376	2,149,961	4,731,098

Weighted average shares outstanding	4,535,906	4,340,546	4,492,602	4,287,395

Basic earnings (loss) per share	$(0.23)	0.28	0.48	1.10

Diluted:

Net income (loss)	$(1,033,734)	1,218,376	2,149,961	4,731,098

Weighted average shares outstanding	4,535,906	4,340,546	4,492,602	4,287,395
Effect of dilutive stock options outstanding	240,045	247,455	197,804	252,164
Diluted weighted average shares outstanding	4,775,591	4,588,001	4,690,406	4,539,559

Diluted earnings (loss) per share	$(0.22)	0.27	0.46	1.04

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss) as reported	$(1,033,734)	1,218,376	2,149,961	4,731,098
Add: Stock-based compensation, net of tax, included in the determination of net income, as reported	2,773	8,344	8,319	25,032
Deduct: Stock-based compensation, net of tax, that would have been reported if the fair value based method had been applied to all awards	(36,875)	(27,831)	(110,626)	(80,394)
Pro forma net income (loss)	$(1,067,836)	1,198,889	2,047,654	4,675,736

Basic earnings (loss) per share
As reported	$(0.23)	0.28	0.48	1.10
Pro forma	(0.24)	0.28	0.46	1.09

Diluted earnings (loss) per share
As reported	$(0.22)	0.27	0.46	1.04
Pro forma	(0.22)	0.26	0.44	1.03

Note 5:  MERGER AGREEMENT WITH MAF BANCORP, INC.

On June 29, 2005, the Company entered into an Agreement and Plan of Reorganization (“Merger Agreement”) with MAF Bancorp, Inc. (“MAF”) pursuant to which the Company and the Bank will be merged with and into MAF and a subsidiary of MAF (the “Merger”).  Subject to the terms and conditions of the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive either .8082 shares of MAF common stock for each share of Company common stock they hold, or cash in the amount of $34.69 without interest, for each such share, or a combination thereof, subject to the election and allocation procedures detailed in the Merger Agreement.  Approximately 60% of the total consideration will be paid in MAF common stock and approximately 40% will be paid in cash.  The transaction is currently expected to be completed in January 2006, subject to customary closing conditions, regulatory approvals and approval by the holders of a majority of the Company’s common stock.  In the event the merger is not consummated under certain circumstances, the Company has agreed to pay MAF a termination fee of $9.0 million.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On June 30, 2005, MAF and the Company announced that they had agreed to a transaction whereby MAF will acquire the Company in a stock and cash transaction valued at approximately $177.5 million.  The respective boards of directors of MAF and the Company approved the Merger Agreement to effectuate the Merger of the two institutions, with MAF to be the surviving corporation.  Under the terms of the agreement, shareholders of the Company will be entitled to elect to receive either .8082 shares of MAF stock for each share of Company common stock they hold, or cash in the amount of $34.69, without interest, for each such share, or a combination thereof, subject to the election and allocation procedures detailed in the Merger Agreement.  Approximately 60% of the total consideration will be paid in MAF stock and approximately 40% will be paid in cash.  Based on this structure and the current outstanding shares of Company common stock, the aggregate merger consideration will include approximately $70.0 million in cash and approximately 2.3 million shares of MAF stock (excluding stock options).  The transaction is currently expected to be completed in January 2006, subject to customary closing conditions, regulatory approvals and approval by the holders of a majority of the Company’s common stock.  In the event the merger is not consummated under certain circumstances, the Company has agreed to pay MAF a termination fee of $9.0 million.

Set forth below are highlights and significant items for the third quarter of 2005:

•                  The Company recognized $3.7 million in merger related expenses for the quarter;

•                  Diluted earnings (loss) per share were $(0.22) for the quarter and $0.27 for the comparable prior year period;

•                  Net income (loss) was $(1.0 million) for the quarter and $1.2 million for the comparable prior year period; and

•                  Return (loss) on average equity was (4.64%) for the quarter and 5.99% for the comparable prior year period.

The following analysis discusses changes in the financial condition at September 30, 2005 and results of operations for the three and nine months ended September 30, 2005, and should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets at September 30, 2005 were $1.047 billion, which represented an increase of $43.5 million, or 4.3%, compared to $1.004 billion at December 31, 2004.  The increase in total assets was primarily a result of an increase in net loans receivable of $27.9 million, or 3.5%, to $835.7 million at September 30, 2005 from $807.8 million at December 31, 2004.  The increase in loans was the result of increases of $23.1 million in one-to-four family loans, $16.4 million in construction and land loans and $3.7 million in home equity loans, the effect of which was partially offset by a $7.1 million decrease in commercial business loans and a $9.5 million decrease in commercial real estate loans.  This growth is consistent with management’s overall strategy for the Bank, which includes branch expansion and competitive pricing of deposit accounts in its local market area.  In addition, investment securities increased $3.0 million, or 3.2%, to $95.8 million at September 30, 2005 from $92.8 million at December 31, 2004 and cash and cash equivalents increased $12.8 million, or 41.4%, to $43.7 million at September 30, 2005 from $30.9 million at December 31, 2004.  These increases were partially offset by a decrease in real estate owned for development of $1.5 million at December 31, 2004 to zero at September 30, 2005.  This decrease is primarily due to the sale of the remaining single-family residences in a subdivision developed by the Bank’s wholly-owned subsidiary EFS Service Corporation.  The loan growth was funded by increases in deposits.  Deposits increased $53.8 million, or 8.0%, to $724.8 million at September 30, 2005 from $671.0 million at December 31, 2004.  Borrowed money, representing FHLB advances, decreased $18.0 million to $219.0 million at September 30, 2005 from $237.0 million at December 31, 2004.  Stockholders’ equity increased $2.0 million to $87.5 million at September 30, 2005 from $85.5 million at December 31, 2004.  The increase in stockholders’ equity was primarily the result of a decrease in treasury stock held by the Company, which was the result of employees exercising approximately 96,000 stock options and the Company’s net income for the nine months ended September 30, 2005, which was partially offset by dividends paid of $2.2 million and a decrease of $280,000 in the Company’s accumulated other comprehensive income relating to the change in fair value of its available-for-sale investment portfolio.

Comparison of Operating Results For the Three Months Ended September 30, 2005 and 2004

General.  The Company’s net income decreased $2.3 million, or 184.9%, to ($1.0 million) for the three months ended September 30, 2005 as compared to the prior year period.

Interest Income.  Interest income increased $1.7 million, or 14.6%, to $13.6 million for the three months ended September 30, 2005, compared to the same period in 2004.  This increase resulted from an increase in the average balance of interest-earning assets and an increase in the average rate earned on interest-earning assets.  The average yield on interest-earning assets increased by 40 basis points to 5.57% for the three months ended September 30, 2005 from 5.17% for the three months ended September 30, 2004.  The average balance of interest-earning assets increased by $57.7 million, or 6.2%, to $989.1 million for the three months ended September 30, 2005 from $931.4 million for the comparable period in 2004.  This increase resulted primarily from an increase in the average balance of loans receivable of $40.7 million from $791.2 million for the three months ended September 30, 2004 to $831.9 million for the three months ended September 30, 2005.  In addition, the average balance on short-term deposits increased $13.7 million from $25.8 million for the three months ended September 30, 2004 to $39.5 million for the three months ended September 30, 2005 and the average balance on investment securities increased $4.0 million from $91.7 million for the three months ended September 30, 2004 to $95.7 million for the three months ended September 30, 2005.

Mortgage loan interest income increased by $62,000 for the three months ended September 30, 2005 compared with the same period in 2004.  The average balance of mortgage loans decreased $19.7 million to $559.8 million and the mortgage loan yield increased by 23 basis points from 5.25% to 5.48%.  Interest income from other loans increased $1.5 million for the three months ended September 30, 2005.  This increase resulted from a combination of an increase in average balance of $60.4 million to $272.1 million, and a 104 basis point increase in yield from 5.42% for the three months ended September 30, 2004 to 6.46% for the three months ended September 30, 2005.  Interest income from investment securities including stock in the Federal Home Loan Bank of Chicago (“FHLBC”), mortgage-backed securities and short-term deposits increased $150,000 to $1.5 million for the three months ended September 30, 2005, compared with the same period in 2004.  The average balance increased $17.0 million and the yield decreased 14 basis points from 4.49% for the three months ended September 30, 2004 to

4.35% for the three months ended September 30, 2005.  The decrease in yield is primarily due to a lower dividend yield on the stock in the FHLBC.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense increased by $1.0 million, or 17.4%, to $7.0 million for the three months ended September 30, 2005, compared to the same period in 2004.  This increase resulted from a combination of an increase in the average balance of interest-bearing liabilities, and an increase in the average rate paid on those interest-bearing liabilities.  The average balance of interest-bearing liabilities increased by $50.3 million, or 6.0%, to $895.2 million for the three months ended September 30, 2005 from $844.9 million for the three months ended September 30, 2004.  This increase is partially due to deposit growth resulting from the opening of the Company’s ninth full service branch in September 2004.  The increase in interest-bearing liabilities reflects a $56.7 million increase in deposit accounts, which is attributable to a $5.9 million increase in passbook savings accounts, a $73.2 million increase in certificates of deposit and a $10.9 million increase in NOW accounts.  These increases were partially offset by a decrease of $33.3 million in money market accounts.  In addition, borrowings decreased $6.3 million to $219.0 million for the three months ended September 30, 2005 from $225.3 million for the comparable period in 2004.  The average rate paid on deposits increased by 53 basis points to 2.72% for the three months ended September 30, 2005 from 2.19% for the comparable prior year period.  The average rate paid on borrowed money decreased by 16 basis points to 4.48% for the three months ended September 30, 2005 from 4.64% for the three months ended September 30, 2004.  This decrease is primarily due to the repayment of higher rate FHLB advances.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $691,000, or 11.8%, to $6.5 million for the three months ended September 30, 2005 from $5.8 million for the comparable period in 2004.  The average balance of interest-earning assets increased $57.7 million for the three months ended September 30, 2005 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of increases in the average balance of other loans of $60.4 million, cash and cash equivalents of $13.7 million and a $4.0 million increase in investment securities.  These increases were partially offset by a $19.7 million decrease in mortgage loans.  The tax equivalent net interest margin as a percent of interest-earning assets increased by 12 basis points to 2.72% for the three months ended September 30, 2005 from 2.60% for the comparable period in 2004.  Increasing the net interest margin is dependent on the Bank’s ability to generate higher-yielding assets and lower-cost deposits.  While the net interest margin has expanded in the three and nine month periods ended September 30, 2005 as compared to the prior year periods, management continues to closely monitor the net interest margin.

Provision for Loan Losses.  The provision for loan losses increased by $15,000, to $225,000 for the three months ended September 30, 2005 from $210,000 in the comparable prior year period.  The increase in the provision for loan losses is primarily due to the growth and increased risk in the loan portfolio based on a greater emphasis placed on commercial real estate and construction and land loans, which involves a higher degree of risk.  Commercial real estate loans increased $1.6 million, or 1.3%, to $121.5 million at September 30, 2005 from $119.9 million at September 30, 2004.  In addition, construction and land loans increased $16.5 million, or 37.4%, to $60.5 million at September 30, 2005 from $44.1 million at September 30, 2004.  At September 30, 2005, December 31, 2004 and September 30, 2004, non-performing loans totaled $3.3 million, $2.9 million and $2.5 million, respectively.  At September 30, 2005, the ratio of the allowance for loan losses to non-performing loans was 151.2% compared to 153.5% at December 31, 2004 and 168.2% at September 30, 2004.  The ratio of the allowance to total loans was 0.60%, 0.56% and 0.54%, at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.  Net charge-offs for the three months ended September 30, 2005 totaled $51,000.  Net charge-offs for the three months ended September 30, 2004 totaled $3,000.  Management periodically performs an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $1.4 million and $1.3 million for the three months ended September 30, 2005 and 2004, respectively.  The increase in noninterest income is primarily attributable to increases of $175,000 in service fees, $61,000 in gain on sale of loans, and $6,000 in gain on sale of property.  These increases were partially offset by decreases of $60,000 in revenues generated by CDGI and $63,000 in insurance and brokerage commissions.  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for CDGI’s services.  It is management’s intention to phase out of CDGI by the end of the year.  The increase in service fees is primarily due to the growth in the number of deposit accounts.

Noninterest Expense.  Noninterest expense increased $4.0 million, to $9.3 million for the three months ended September 30, 2005 from $5.3 million for the comparable period in 2004.  This increase is primarily due to $3.7 million of merger related expenses incurred in connection with the Company’s previously announced intention to merge with MAF Bancorp, Inc.  These expenses consist of legal, investment banking and other payments.  These other payments, recorded as compensation expense, are required to be made under certain agreements with directors and officers of the Company.  These agreements require payments totaling $8.1 million to be made to the directors and officers provided they remain with the Company through the expected effective time of the merger (on or around January 6, 2006) and are not contingent upon the consummation of the merger.  At the time the agreements were signed the Company had an existing liability of $1.3 million.  Consequently, the total expense to be recognized for these payments is $6.8 million.  Expense recognized in the third quarter was $3.3 million representing the portion of these payments earned during the quarter.  The remaining expense of $3.4 million will be recognized in the fourth quarter.  In addition, there were increases of $520,000 in compensation and benefits, $34,000 in data processing, $56,000 in checking account expenses and $62,000 impairment charge related to an intangible asset recorded by CDGI.  These increases were partially offset by decreases of $74,000 in advertising expenses and $366,000 in other expenses.  The decrease in other expenses consists of a non-recurring charge of $424,000 related to the Company’s majority-owned subsidiary CDGI for the three months ended September 30, 2004 offset partially by an increase of $46,000 relating to professional audit and outsourced internal audit fees for the three months ended September 30, 2005.  The increase in these audit fees is directly related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2005.  The increase in compensation and benefits is primarily due to a combination of annual salary increases and the addition of staff.

The additional staff is related to the new branch office opened in September 2004 and the expansion of the commercial loan department.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense (benefit) totaled ($584,000) and $351,000 for the three months ended September 30, 2005 and 2004, respectively.  The effective tax rate was 36.1% and 22.2% for the three months ended September 30, 2005 and 2004, respectively.  The decrease in income tax expense was primarily the result of a decrease in income before income taxes of $3.2 million to a loss of $1.6 million for three months ended September 30, 2005 from $1.6 million for the comparable prior year period.

Comparison of Operating Results For the Nine Months Ended September 30, 2005 and 2004

General.  The Company’s net income decreased $2.6 million, or 54.6%, to $2.1 million for the nine months ended September 30, 2005 as compared to the prior year period.

Interest Income.  Interest income increased $4.7 million, or 13.7%, to $39.3 million for the nine months ended September 30, 2005, compared to the same period in 2004.  This increase resulted from an increase in the average balance of interest-earning assets and an increase in the average yield earned on interest-earning assets.  The average yield on interest-earning assets increased by 25 basis points to 5.47% for the nine months ended September 30, 2005 from 5.22% for the nine months ended September 30, 2004.  The average balance of interest-earning assets increased by $78.8 million, or 8.8%, to $971.4 million for the nine months ended September 30, 2005 from $892.6 million for the comparable period in 2004.  This increase resulted primarily from an increase in the average balance of loans receivable of $70.0 million from $755.7 million for the nine months ended September 30, 2004 to $825.7 million for the nine months ended September 30, 2005.  In addition, the average balance on investment securities increased $10.7 million from $87.1 million for the nine months ended September 30, 2004 to $97.8 million for the nine months ended September 30, 2005.

Mortgage loan interest income decreased by $429,000 for the nine months ended September 30, 2005 compared with the same period in 2004.  The average balance of mortgage loans decreased $6.7 million to $564.4 million and the mortgage loan yield decreased by 4 basis points from 5.42% to 5.38%.  Interest income from other loans increased $4.8 million for the nine months ended September 30, 2005.  This increase resulted from a combination of an increase in average balance of $76.7 million to $261.3 million, and an 89 basis point increase in yield from 5.28% for the nine months ended September 30, 2004 to 6.17% for the nine months ended September 30, 2005.  Interest income from investment securities including stock in the Federal Home Loan Bank of Chicago, mortgage-backed securities and short-term deposits increased $389,000 to $4.4 million for the nine months ended September 30, 2005, compared with the same period in 2004.  The average balance increased $8.8 million and the yield increased 29 basis points from 4.28% for the nine months ended September 30, 2004 to 4.57% for the nine months ended September 30, 2005.  The average yields are reported on a tax equivalent basis.

Interest Expense.  Interest expense increased by $3.1 million, or 18.4%, to $19.9 million for the nine months ended September 30, 2005, compared to the same period in 2004.  This increase resulted from a combination of an increase in the average balance of interest-bearing liabilities, and an increase in the average rate paid on those interest-bearing liabilities.  The average balance of interest-bearing liabilities increased by $73.5 million, or 9.1%, to $879.8 million for the nine months ended September 30, 2005 from $806.3 million for the nine months ended September 30, 2004.  The increase in interest-bearing liabilities reflects a $58.0 million increase in deposit accounts, which is attributable to a $12.1 million increase in passbook savings accounts, a $73.1 million increase in certificates of deposit and a $6.9 million increase in NOW accounts.  This increase is partially due to the opening of the Company’s ninth full service branch in September 2004.  These increases were offset by a decrease of $34.1 million in money market accounts.  In addition, borrowings increased $15.5 million to $225.4 million for the nine months ended September 30, 2005 from $209.9 million for the comparable period in 2004.  The average rate paid on deposits increased by 41 basis points to 2.52% for the nine months ended September 30, 2005 from 2.11% for the comparable prior year period.  The average rate paid on borrowed money decreased by 22 basis points to 4.46% for the nine months ended September 30, 2005 from 4.68% for the nine months ended September 30, 2004.  The lower rate paid on borrowed money was partially due to a greater use of overnight borrowings during the nine months ended September 30, 2005, which bear a lower rate of interest than FHLB advances.

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased $1.7 million, or 9.3%, to $19.4 million for the nine months ended September 30, 2005 from $17.7 million for the comparable period in 2004.  The average balance of interest-earning assets increased $78.8 million for the nine months ended September 30, 2005 compared to the comparable prior year period.  The increase in interest-earning assets was primarily the result of increases in the average balance of other loans of $76.7 million and investment securities of $10.7 million.  These increases were partially offset by a $2.4 million decrease in cash and cash equivalents.  The tax equivalent net interest margin as a percent of interest-earning assets increased by 3 basis points to 2.74% for the nine months ended September 30, 2005 from 2.71% for the comparable period in 2004.

Provision for Loan Losses.  The provision for loan losses increased by $120,000, to $670,000 for the nine months ended September 30, 2005 from $550,000 in the comparable prior year period.  The increase in the provision for loan losses is primarily due to the growth and increased risk in the loan portfolio based on a greater emphasis placed on commercial real estate and construction and land loans, which involves a higher degree of risk.  Commercial real estate loans increased $1.6 million, or 1.3%, to $121.5 million at September 30, 2005 from $119.9 million at September 30, 2004.  In addition, construction and land loans increased $16.5 million, or 37.4%, to $60.5 million at September 30, 2005 from $44.1 million at September 30, 2004.  At September 30, 2005, December 31, 2004 and September 30, 2004, non-performing loans totaled $3.3 million, $2.9 million and $2.5 million, respectively.  At September 30, 2005, the ratio of the allowance for loan losses to non-performing loans was 151.2% compared to 153.5% at December 31, 2004 and 168.2% at September 30, 2004.  The ratio of the allowance to total loans was 0.60%, 0.56% and 0.54%, at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.  Net charge-offs for the nine months ended September 30, 2005 totaled $111,000.  Net charge-offs for the nine months ended September 30, 2004 totaled $18,000.  Management periodically performs an allowance sufficiency analysis based upon the portfolio composition, asset classifications, loan-to-value ratios, probable impairments in the loan portfolio, and other factors.

Noninterest Income.  Noninterest income totaled $4.4 million for both the nine month periods ended September 30, 2005 and 2004, respectively.  Service fees increased $468,000.  This increase was partially offset by decreases of $112,000 in revenues generated by CDGI, $106,000 in gain on sale of loans, $92,000 in gain on sale of property and $40,000 in gain on sale of securities.  The decrease in income generated by CDGI is largely due to a decrease in sales related to a weaker demand for CDGI’s services.  It is management’s intention to phase out of CDGI by the end of the year.  The increase in service fees is primarily due to the growth in the number of deposit accounts.

Noninterest Expense.  Noninterest expense increased $5.1 million, to $20.2 million for the nine months ended September 30, 2005 from $15.1 million for the comparable period in 2004.  Of this increase, $3.7 million is directly related to merger costs associated with the purchase of the Company by MAF Bancorp, Inc. as mentioned above.  In addition, there were increases of $1.4 million in compensation and benefits, $137,000 resulting from the costs related to a new branch office placed in service in September 2004, $81,000 in checking account expenses and a $62,000 impairment charge discussed above in addition to the regular amortization of $37,000 and $35,000 in data processing expenses.  These increases were partially offset by decreases of $118,000 in advertising and $174,000 in other expenses.  The decrease in other expenses consists of a non-recurring charge of $424,000 related to the Company’s majority-owned subsidiary CDGI for the nine months ended September 30, 2004 offset partially by an increase of $122,000 relating to professional audit and outsourced internal audit fees for the nine months ended September 30, 2005.  The increase in these audit fees is directly related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2005.  The increase in compensation and benefits is primarily due to a combination of annual salary increases and the addition of staff.  The additional staff is related to the new branch office opened in September 2004 and the expansion of the commercial loan department.  Management continues to emphasize the importance of expense management and control while continuing to provide expanded banking services to a growing market base.

Income Tax Expense.  Income tax expense totaled $700,000 and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively.  The effective tax rate was 24.6% and 26.8% for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in the effective tax rate is primarily due to a reduction in the Company’s income before income taxes without a corresponding decrease in non-taxable income.  The decrease in income tax expense was primarily the result of a decrease in income before income taxes of $3.7 million to $2.8 million for nine months ended September 30, 2005 from $6.5 million for the comparable prior year period.

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

In addition to the primary investing activities of the Bank, the Company has repurchased shares of its common stock from time to time in the open market.  As of September 30, 2005, the Company repurchased a total of 3,087,081 shares of the Company’s common stock at an average price per share of $12.11 since becoming a public company in 1998.  There currently is no formal repurchase plan in place and there were no shares repurchased during the nine months ended September 30, 2005.

The Bank’s most liquid assets are cash and interest-bearing deposits with financial institutions. The levels of these assets are dependent on the Bank’s operating, financing, lending and investing activities during any given period.  At September 30, 2005, cash and interest-bearing deposits with financial institutions totaled $43.7 million, or 4.2% of total assets.

See the “Consolidated Statements of Cash Flows” in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating, investing and financing activities for the nine months ended September 30, 2005 and 2004.

At September 30, 2005, the Bank exceeded all of its regulatory capital requirements. The following is a summary of the Bank’s regulatory capital ratios at September 30, 2005:

			For capital adequacy		To be well capitalized under
	Actual		purposes		prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2005:
Total capital (to risk weighted assets)	$80,370,000	10.61%	$60,590,000	8.0%	$75,737,000	10.0%
Tier I capital (to risk weighted assets)	78,957,000	10.41%	30,346,000	4.0	45,518,000	6.0
Tier I capital (to average assets)	78,957,000	7.52%	42,024,000	4.0	52,530,000	5.0

At September 30, 2005, the Company had a Total Capital to Total Assets ratio of 8.35%.

On September 21, 2005, the Company announced its third quarter dividend of $0.1625 per share.  The dividend was paid on October 11, 2005 to stockholders of record on September 30, 2005.

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

The Bank’s standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The credit risk involved in these transactions is essentially the same as that involved in extending a loan to a customer in the normal course of business.  Standby letters of credit are collateralized by mortgages, savings accounts or liens on business assets.  The fair value of standby letters of credit approximates the amount of recorded related fees.  The maximum risk of accounting loss for these items, which is represented by the total commitment outstanding, totaled $14.5 million at September 30, 2005.

At September 30, 2005 and December 31, 2004, the bank had the following commitments to extend credit:

	September 30 2005	December 31, 2004
First mortgage loans	$5,230,000	$8,303,000
Construction loans	265,000	804,000
Unused lines of credit	57,831,000	61,381,000
Standby letters of credit	14,527,000	11,476,000

Contractual Obligations

The Bank has certain obligations and commitments to make future payments under contract.  There has been no material change in contractual obligations from December 31, 2004.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and cost method investments.  The new guidance prescribes a three-step process to identify impairment of investment securities, classify impairment as either temporary or other-than-temporary, and recognize loss in the case of other-than-temporary impairment of investment securities.  In September 2004, FASB issued a proposed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1.  FASB has delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of Issue 03-1.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  The delay of the effective date for paragraphs 10 through 20 of Issue 03-1 will be superceded concurrent with the final issuance of FSP EITF Issue 03-1-a.  The disclosure guidance in paragraph 21 and 22 of Issue 03-1 remains effective.  The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, and the Corporation’s intent to hold the impaired investments at the time of valuation.

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

Average Balance Sheet

The following tables set forth certain information relating to the Bank for the three and nine months ended September 30, 2005 and 2004, respectively.  The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs.  Average balances are derived from average monthly balances.  The yields and costs include fees, which are considered adjustments to yields.  Tax exempt income has been calculated on a tax equivalent basis using a tax rate of 34% and amounted to $202,000 and $211,000 for the three months ended September 30, 2005 and 2004 and $631,000 and $413,000 for the nine months ended September 30, 2005 and 2004, respectively.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
(in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$51,994	347	2.67%	37,386	223	2.39%
Investment securities	95,672	1,267	5.30%	91,653	1,253	5.47%
Mortgage-backed securities	9,555	96	4.00%	11,209	98	3.50%
Mortgage loans	559,824	7,670	5.48%	579,520	7,609	5.25%
Other loans	272,079	4,393	6.46%	211,637	2,866	5.42%
Total interest earning assets	989,124	13,773	5.57%	931,405	12,049	5.17%
Noninterest earning assets	66,338			58,224
Total assets	$1,055,462			989,629
Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$98,540	510	2.07%	131,786	547	1.66%
Passbook savings accounts	135,832	673	1.98%	129,961	467	1.44%
NOW Accounts	49,762	122	0.98%	38,890	48	0.49%
Certificates of deposit	392,092	3,290	3.36%	318,903	2,330	2.92%
Total deposits	676,226	4,595	2.72%	619,540	3,392	2.19%
FHLB Advances	219,000	2,451	4.48%	225,333	2,612	4.64%
Total interest-bearing liabilities	895,226	7,046	3.15%	844,873	6,004	2.84%
Noninterest-bearing liabilities	71,133			63,426
Total liabilities	966,359			908,299
Total stockholders’ equity	89,103			81,330
Total liabilities and stockholders’ equity	$1,055,462			989,629
Net interest income before provision for loan losses		6,727			6,045
Interest rate spread			2.42%			2.33%
Net interest margin as a percent of interest earning assets			2.72%			2.60%
Ratio of interest-earning assets to interest-bearing liabilities			110.49%			110.24%

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
(in thousands)	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
Assets:
Interest earning assets:
Short-term deposits and FHLB stock	$37,421	762	2.72%	38,806	633	2.17%
Investment securities	97,781	3,933	5.36%	87,121	3,463	5.30%
Mortgage-backed securities	10,493	301	3.83%	11,001	302	3.66%
Mortgage loans	564,422	22,791	5.38%	571,123	23,220	5.42%
Other loans	261,264	12,099	6.17%	184,574	7,313	5.28%
Total interest earning assets	971,381	39,886	5.47%	892,625	34,931	5.22%
Noninterest earning assets	64,374			54,947
Total assets	$1,035,755			947,572
Liabilities and stockholders’ equity
Interest-bearing liabilities
Deposits:
Money market accounts	$104,249	1,519	1.94%	138,394	1,675	1.61%
Passbook savings accounts	143,163	1,976	1.84%	131,075	1,370	1.39%
NOW Accounts	46,271	273	0.79%	39,393	145	0.49%
Certificates of deposit	360,700	8,587	3.17%	287,563	6,243	2.89%
Total deposits	654,383	12,355	2.52%	596,425	9,433	2.11%
FHLB Advances	225,445	7,534	4.46%	209,900	7,370	4.68%
Total interest-bearing liabilities	879,828	19,889	3.01%	806,325	16,803	2.78%
Noninterest-bearing liabilities	68,261			60,523
Total liabilities	948,089			866,848
Total stockholders’ equity	87,666			80,724
Total liabilities and stockholders’ equity	$1,035,755			947,572
Net interest income before provision for loan losses		19,997			18,128
Interest rate spread			2.46%			2.44%
Net interest margin as a percent of interest earning assets			2.74%			2.71%
Ratio of interest-earning assets to interest-bearing liabilities			110.41%			110.70%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Bank’s interest rate sensitivity is monitored by management through the use of a Net Portfolio Value Model which generates estimates of the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The model assumes estimated prepayment rates, reinvestment rates and deposit decay rates.  The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 3% increase or 2% decrease in rates, whichever produces a larger decline.  The higher the institution’s Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be.  The following NPV Table sets forth the Bank’s NPV as of September 30, 2005.  These results are not materially different from the results as of December 31, 2004.

Change in
Interest Rates				NPV as % of Portfolio
in Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	% Change
	(In thousands)

+300	$55,954	$(42,491)	(43.16)%	5.78%	(38.58)%
+200	67,366	(31,079)	(31.57)	6.80	(27.74)
+100	80,968	(17,477)	(17.75)	7.97	(15.30)
Static	98,445	—	—	9.41	—
-100	108,480	10,035	10.19	10.16	7.97
-200	109,355	10,910	11.08	10.11	7.44

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV requires management to make certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the NPV Table presented assumes that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV Table provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and may differ from actual results.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits

	(a)	Exhibits
		2.1	Agreement and Plan of Reorganization, dated June 29, 2005, by and between MAF Bancorp, Inc. and EFC Bancorp, Inc. (1)
		3.1	Certificate of Incorporation of EFC Bancorp, Inc. (2)
		3.2	Bylaws of EFC Bancorp, Inc. (2)
		4.0	Specimen Stock Certificate of EFC Bancorp, Inc. (2)
		11.0	Statement re: Computation of Per Share Earnings Incorporated herein by reference to Note 3 to the unaudited consolidated financial statements.
		31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
		31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
		32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

	(1)	Incorporated by reference to the Exhibits filed with the Current Report on Form 8-K, and any amendments thereto, filed with the SEC on July 1, 2005.

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

EFC BANCORP, INC.

Dated:	November 4, 2005	By:	/s/ Barrett J. O’Connor
Barrett J. O’Connor
Chief Executive Officer
(Principal executive officer)

Dated:	November 4, 2005	By:	/s/ Eric J. Wedeen
Eric J. Wedeen
Senior Vice President and Chief
Financial Officer
(Principal financial and accounting officer)